Form 10-K
period 2025-05-25
DARDEN RESTAURANTS INC
filed 2025-07-18
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 25, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of $167.69 per share as reported on the New York Stock Exchange on November 22, 2024, was approximately: $19,613,800,000.
Number of shares of Common Stock outstanding as of May 25, 2025: 117,033,830.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 17, 2025, to be filed with the Securities and Exchange Commission no later than 120 days after May 25, 2025, are incorporated by reference into Part III of this Report.

DARDEN RESTAURANTS, INC.
FORM 10-K
FISCAL YEAR ENDED MAY 25, 2025

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected increase in sales from continuing operations, same-restaurant sales, the number of our restaurants, our annual effective tax rate and capital expenditures in fiscal 2026, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors.”

PART I
Item 1. BUSINESS

Introduction
Darden Restaurants, Inc. is a full-service restaurant company, and as of May 25, 2025, we owned and operated 2,159 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Chuy’s®, Yard House®, Ruth’s Chris Steak House® (“Ruth’s Chris”), The Capital Grille®, Seasons 52®, Eddie V’s Prime Seafood® (“Eddie V’s”), Bahama Breeze®, and The Capital Burger® trademarks. As of May 25, 2025, we also had 154 restaurants operated by independent third parties pursuant to area development and franchise agreements and 4 restaurants operating under contractual agreements. The following table details the number of company-owned and operated restaurants, as well as those operated under franchise and contractual agreements, as of May 25, 2025:

Number of Restaurants	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Chuy’s	Yard House (1)	Ruth’s Chris	The Capital Grille	Seasons 52	Eddie V’s	Bahama Breeze	The Capital Burger	Total
Owned and operated:
United States	927	591	181	108	88	82	71	43	29	28	3	2,151
Canada	8	—	—	—	—	—	—	—	—	—	—	8
Total	935	591	181	108	88	82	71	43	29	28	3	2,159
Franchised:
United States (2)	11	19	3	—	—	51	—	—	—	1	—	85
Latin America	32	—	—	—	—	2	2	—	—	—	—	36
Canada	—	—	—	—	—	6	—	—	—	—	—	6
Asia	5	1	—	—	—	16	—	—	—	—	—	22
Middle East	3	—	—	—	—	—	—	—	—	—	—	3
The Caribbean	1	—	—	—	—	1	—	—	—	—	—	2
Total	52	20	3	—	—	76	2	—	—	1	—	154
Operated:
United States	—	—	—	—	—	4	—	—	—	—	—	4
Total	—	—	—	—	—	4	—	—	—	—	—	4
Grand Total	987	611	184	108	88	162	73	43	29	29	3	2,317
(1)Includes one restaurant that is owned jointly by us and third parties and managed by us.
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

On October 11, 2024, we acquired 100 percent of the equity interest of Chuy’s Holdings, Inc. (Chuy’s Holdings) in an all-cash transaction of $649.1 million in total consideration, $613.7 million in net cash consideration, inclusive of $35.4 million of cash on Chuy’s Holdings balance sheet at closing. We financed the acquisition with a portion of the proceeds from the issuance of a $400.0 million aggregate principal amount of 4.350 percent senior notes due 2027 (2027 Notes) and a $350.0 million aggregate principal amount of 4.550 percent senior notes due 2029 (2029 Notes), which were issued on October 3, 2024. The 2027 Notes will mature on October 15, 2027 and the 2029 Notes will mature on October 15, 2029. Interest on the Notes will be paid semi-

annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2025, to holders of record on the preceding March 31 or September 30, as the case may be.

During the fourth quarter of fiscal 2025, we entered into an agreement with Recipe Unlimited, Canada’s largest full-service restaurant company, pursuant to which Recipe Unlimited will acquire Olive Garden’s eight Canadian restaurants. These restaurants will be franchise-owned and will operate as members of our Olive Garden International family. Recipe Unlimited is headquartered in Toronto, operating more than 1,200 restaurants in more than 300 communities across Canada. Subsequent to the end of the quarter, on July 14, 2025, we successfully closed on the sale.

On our June 2025 earnings call, we announced the decision to explore strategic alternatives for the Bahama Breeze brand, which includes 28 locations owned and operated by Darden and one franchise location. We will be exploring a sale of the brand or conversions of some or all locations to other Darden brands.

We have a 52/53 week fiscal year ending the last Sunday in May. Our fiscal year 2025 ended May 25, 2025 and consisted of 52 weeks, fiscal 2024 ended May 26, 2024 and consisted of 52 weeks, and fiscal 2023 ended May 28, 2023 and consisted of 52 weeks.
The following description of our business should be read in conjunction with the information in Part II of this report under the caption “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”
Segment Information
We manage our restaurant brands in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: 1) Olive Garden, 2) LongHorn Steakhouse, 3) Fine Dining (which includes Ruth’s Chris, The Capital Grille and Eddie V’s) and 4) Other Business (which includes Cheddar’s Scratch Kitchen, Chuy’s, Yard House, Bahama Breeze, Seasons 52, The Capital Burger and ongoing royalties and other fees from our franchise operations and contractually managed locations). External sales are derived principally from food and beverage sales, we do not rely on any major customers as a source of sales and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments.
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
Most dinner menu entrée prices range from $12.00 to $23.50, and most lunch menu entrée prices range from $9.50 to $11.50. The price of each entrée includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2025, the average check per person (defined as total sales divided by number of entrées sold) was approximately $24.00, with alcoholic beverages accounting for 4.7 percent of Olive Garden’s sales. Olive Garden maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
LongHorn Steakhouse
LongHorn Steakhouse is a full-service steakhouse restaurant brand with locations primarily in the eastern United States, operating in an atmosphere inspired by the American West. LongHorn Steakhouse opened its first restaurant in 1981, and we acquired LongHorn Steakhouse in October 2007 as part of the RARE Hospitality International, Inc. (RARE) acquisition. LongHorn Steakhouse restaurants feature a variety of menu items including signature fresh steaks and chicken, as well as salmon, shrimp, ribs, pork chops and burgers.
Most dinner menu entrée prices range from $14.00 to $41.00, and most lunch menu entrée prices range from $9.00 to $12.00. The price of most entrées includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2025, the average check per person was approximately $28.00, with alcoholic beverages accounting for 8.5 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Cheddar’s Scratch Kitchen
Cheddar’s Scratch Kitchen is a full-service restaurant brand operating primarily in Texas and throughout the southern, mid-western and mid-Atlantic regions of the United States. The casual dining menu features modern classics and American favorites cooked from scratch. Each entree includes a honey butter croissant. Cheddar’s Scratch Kitchen opened its first restaurant in 1979, and we acquired Cheddar’s Scratch Kitchen in April 2017.
Most dinner menu entrée prices range from $10.00 to $23.00, and most lunch menu entrée prices range from $9.00 to $11.00. During fiscal 2025, the average check per person was approximately $19.00, with alcoholic beverages accounting for 7.0 percent of Cheddar’s Scratch Kitchen’s sales. Cheddar’s Scratch Kitchen features different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Chuy’s
Chuy’s is a full-service restaurant brand offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. The restaurants have common décor, but each location is unique in format, offering an “unchained” look and feel, as expressed by the motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” Chuy’s opened its first restaurant in Austin, Texas in 1982, and we acquired Chuy’s in October 2024.
Most menu entrée prices range from $11.00 to $21.00. During fiscal 2025, the average check per person was approximately $19.50, with alcoholic beverages accounting for 12.0 percent of Chuy’s sales. The core menu was established using recipes from family and friends of the founders and has remained relatively unchanged over the years. Chuy’s offers the same menu for both lunch and dinner, which includes enchiladas, fajitas, tacos, burritos, combination platters and salads complemented by a variety of appetizers and desserts. All meals include free chips and salsa.
Yard House
Yard House is a full-service restaurant brand operating in metropolitan areas across the United States and is known for great food, classic rock and over 100 draft beer offerings. The American menu includes more than 100 chef driven items with a wide range of appetizers, burgers and steaks, street tacos, salads, sandwiches and a generous selection of vegetarian dishes. Yard House opened its first restaurant in 1996, and we acquired Yard House in August 2012.
Yard House design elements create a contemporary, yet casual, “come as you are” environment. Most lunch and dinner menu entrée prices range from $10.00 to $54.00. During fiscal 2025, the average check per person was approximately $36.00, with alcoholic beverages accounting for 30.0 percent of Yard House’s sales. Yard House maintains different menus and selections of craft beers across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Ruth’s Chris
Ruth’s Chris is one of the largest fine dining steakhouse restaurant brands in the world. The menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion —“sizzling”— complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning wine list. Ruth’s Chris opened its first restaurant in 1965, and we acquired Ruth’s Chris in June 2023.
Most dinner menu entrée prices range from $40.00 to $85.00, and most lunch menu entrée prices range from $16.00 to $65.00. During fiscal 2025, the average check per person was approximately $104.50, with alcoholic beverages accounting for 19.3 percent of Ruth’s Chris’ sales. Ruth’s Chris offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
The Capital Grille
The Capital Grille is a fine dining restaurant brand with locations primarily in major metropolitan cities in the United States featuring relaxed elegance and style. The Capital Grille opened its first restaurant in 1990, and we acquired The Capital Grille in October 2007 as part of the RARE acquisition. Nationally acclaimed for dry aging steaks on the premises, the restaurants feature an award-winning wine list offering over 350 selections, personalized service, a comfortable club-like atmosphere, and premiere private dining rooms.

Most dinner menu entrée prices range from $40.00 to $95.00, and most lunch menu entrée prices range from $23.00 to $53.00. During fiscal 2025, the average check per person was approximately $104.00, with alcoholic beverages accounting for 26.3 percent of The Capital Grille’s sales. The Capital Grille offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
Seasons 52
Seasons 52 is an internally-developed full-service restaurant brand with a casually sophisticated, fresh grill and wine bar that offers a seasonally changing menu with all items under 595 calories. The menu includes an international collection of wines, along with exceptional signature handcrafted cocktails. In 2003, Seasons 52 opened its first restaurant in Orlando, Florida.
Most lunch and dinner menu entrée prices range from $12.50 to $51.00. During fiscal 2025, the average check per person was approximately $52.00, with alcoholic beverages accounting for 21.8 percent of Seasons 52’s sales. Seasons 52 maintains an all-day menu in addition to different seasonal offerings, a pared-down lunch menu and a happy-hour menu.
Eddie V’s
Eddie V’s is a fine dining restaurant brand with locations in major metropolitan cities in the United States, with a sophisticated and contemporary ambiance, featuring live music nightly in the V Lounge. Dishes are artistically prepared and feature seasonal seafood and critically acclaimed prime steaks, hand cut and broiled to perfection. The atmosphere provides an alluring dining experience reminiscent of a modern day Gatsby, infusing an indulgent experience with an irresistible vibe. Eddie V’s opened its first restaurant in 2000, and we acquired Eddie V’s in November 2011.
Most dinner menu entrée prices range from $41.00 to $116.00. During fiscal 2025, the average check per person was approximately $123.00, with alcoholic beverages accounting for 27.3 percent of Eddie V’s sales. Eddie V’s menu features a premium selection of seafood and hand-cut steaks, and each restaurant offers unique wine and spirit selections that reflect local preferences, in addition to the brand’s core wine & cocktail offerings.
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
Most lunch and dinner menu entrée prices range from $10.50 to $39.00. During fiscal 2025, the average check per person was approximately $35.00, with alcoholic beverages accounting for 20.5 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
The Capital Burger
The Capital Burger is an internally-created, development-stage full-service restaurant concept with locations primarily in major metropolitan cities in the United States that offers guests a luxe burger experience. The Capital Burger opened its first restaurant in 2018. The menu features burgers made with a proprietary beef blend, sandwiches and appetizers. It is a bar-centric concept offering local craft beers, a unique wine list and spiked shakes. Multiple items take from the parentage of The Capital Grille, like the signature Doli, a pineapple-infused martini.
Most lunch and dinner menu entrée prices range from $18.00 to $36.00. During fiscal 2025, the average check per person was approximately $36.00, with alcoholic beverages accounting for 25.3 percent of The Capital Burger’s sales. The Capital Burger maintains an all-day menu in addition to a happy hour menu.
The following table shows our restaurant growth over the last five years including the number of restaurants owned and operated by each brand and concept as of the end of the respective fiscal years. The table excludes our restaurants operated by independent third parties pursuant to area development, franchise, and contractual agreements. The final column in the table lists our total sales from continuing operations for the fiscal years indicated.

Fiscal Year	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Chuy’s	Yard House	Ruth’s Chris	The Capital Grille	Seasons 52	Eddie V’s	Bahama Breeze	The Capital Burger	Total Restaurants	Total Sales (in millions) (1)
2021	875	533	170	—	81	—	60	44	26	42	3	1,834	$7,196.1
2022	884	546	172	—	85	—	62	45	28	42	3	1,867	$9,630.0
2023	905	562	180	—	86	—	62	44	29	42	4	1,914	$10,487.8
2024	920	575	181	—	88	80	66	44	30	43	4	2,031	$11,390.0
2025	935	591	181	108	88	82	71	43	29	28	3	2,159	$12,076.7
(1) During fiscal 2021, many of our locations experienced restrictions on operations, including the ability to have dine-in operations and were subject to vaccine and/or mask mandates as a result of the COVID-19 pandemic.
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
Our operating philosophy remains focused on strengthening the core operational fundamentals of the business by providing an outstanding guest experience rooted in culinary innovation, attentive service, and engaging atmosphere enabled by our people. Darden enables each brand to reach its full potential by leveraging its scale, insights, and experience in a way that protects uniqueness and competitive advantages. Additionally, our brands can capitalize on data driven insights to deliver customized one-to-one customer relationship marketing. We hold ourselves accountable for operating our restaurants with a sense of urgency to achieve our commitments to all of our stakeholders.
Recent and Planned Restaurant Growth
During fiscal 2025, we added 103 company-owned Chuy’s restaurants and 25 other net new restaurants in the United States. Our fiscal 2025 actual restaurant openings and closings, fiscal 2026 projected openings, and approximate capital investment, square footage and dining capacity, by brand, are shown below:

	Actual - Fiscal 2025			Projected - Fiscal 2026 (4)	Pro-Forma New Restaurants (4)
	Restaurant Openings	Acquired	Restaurant Closings	New Restaurant Openings	Capital Investment Range (1) (in millions)			Approximate Square Feet (2)	Approximate Dining Seats (3)
Olive Garden	15	—	—	19-22	$4.5	-	$6.2	7,700	250
LongHorn Steakhouse	16	—	—	23-26	$3.8	-	$5.1	5,800	180
Cheddar’s Scratch Kitchen	3	—	3	2-3	$4.2	-	$5.5	6,300	210
Chuy’s	7	103	2	2-4	$4.0	-	$4.9	5,700	160
Yard House	2	—	2	5-6	$7.8	-	$9.8	9,000	330
Ruth’s Chris	3	—	1	1-2	$6.0	-	$8.0	7,400	200
The Capital Grille	7	—	2	3-4	$7.0	-	$9.7	9,000	260
Seasons 52	1	—	2	1-2	$6.0	-	$7.2	7,400	230
Eddie V’s	1	—	2	2-3	$8.7	-	$10.2	10,000	320
Bahama Breeze (5)	1	—	16	—	$—	-	$—	—	—
Totals	56	103	30	60-65

(1)Includes cash investments for building, equipment, furniture and other construction costs; excludes internal capitalized overhead, pre-opening expenses, tenant allowance and future lease obligations. Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen and Chuy’s capital investments are based on costs associated with land-only leases; Yard House, Ruth’s Chris, The Capital Grille, Seasons 52 and Eddie V’s capital investments are based on ground and building leases. Actual costs can vary significantly depending on the specific location.
(2)Includes all space under the roof, including coolers and freezers; based on primary prototypes.
(3)Includes bar dining seats and patio seating, but excludes bar stools.
(4)The Capital Burger is a development-stage concept with limited pro-forma information, and as such, it is excluded from this table.
(5)We are exploring strategic alternatives for the Bahama Breeze brand, and as such, it is excluded from the pro forma section of this table.
While our objective is to continue to expand all of our restaurant brands, the actual number of openings for each of our brands for fiscal 2026 will depend on many factors, including our ability to recruit and train restaurant management and hourly personnel, locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, and complete construction.
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

Each Olive Garden restaurant is led by a General Manager, and each LongHorn Steakhouse and Cheddar’s Scratch Kitchen restaurant is led by a Managing Partner. Each also has three to six additional managers, depending on the operating complexity and sales volume of the restaurant. In addition, each restaurant typically employs between 35 to 200 hourly team members, most of whom work part-time. Restaurant General Managers or Managing Partners report to a Director of Operations who is responsible for approximately five to eleven restaurants. Each Director of Operations reports to a Divisional Vice President of Operations who is responsible for between 80 and 120 restaurants. From time to time, we deploy Senior Directors of Operations in our large brands to oversee up to five Directors of Operations and assist with succession planning. Restaurants are visited regularly by operations management, including officer-level executives, to help ensure strict adherence to our standards and to solicit feedback on opportunities for improvement.
Each Yard House, Ruth’s Chris, The Capital Burger and Bahama Breeze restaurant is led by a General Manager, and each The Capital Grille, Seasons 52, Eddie V’s and The Capital Burger restaurant is led by a Managing Partner. Each also has three to ten additional managers. Each Yard House, Ruth’s Chris, The Capital Grille, Seasons 52 and Eddie V’s restaurant has one executive chef, and some have one to two sous chefs. Each Bahama Breeze and The Capital Burger restaurant has one to three culinary managers. In addition, each restaurant typically employs between 50 to 200 hourly team members, most of whom work part-time. The General Manager or Managing Partner of each restaurant reports directly to a Director of Operations, who has operational responsibility for approximately three to eleven restaurants. Restaurants are visited regularly by operations management, including officer-level executives, to help ensure strict adherence to our standards and to solicit feedback on opportunities for improvement.

Each Chuy’s restaurant is led by a General Manager. Each restaurant has a First Assistant, Kitchen Manager and an additional one to three managers, depending on the operating complexity and sales volume of the restaurant. In addition, each restaurant typically employs between 60 to 120 hourly team members, most of whom work part-time. Restaurant General Managers report to an Area Supervisor who is responsible for approximately four to seven restaurants. Each Area Supervisor reports to a Senior Director of Operations who is responsible for between 30 – 40 restaurants. Restaurants are visited regularly by operations management, including officer-level executives, to help ensure strict adherence to our standards and to solicit feedback on opportunities for improvement.

Our Learning and Development team in partnership with each brand’s training leader, together with senior operations executives, is responsible for developing and maintaining our operations training programs. These efforts include an eight to twelve-week training program for management trainees and continuing development programs for all levels of leadership. The emphasis of the training and development programs varies by restaurant brand, but includes leadership effectiveness, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one to two weeks prior to opening and remain at the new restaurant for up to three weeks after the opening. They are re-deployed as appropriate to enable a smooth transition to the restaurant’s operating staff.

We maintain performance measurement and incentive compensation programs for our management-level team members. We believe that our leadership position, strong results-oriented culture and various short-term and long-term incentive programs, including stock-based compensation, enhance our ability to attract and retain highly motivated restaurant managers.
Quality Assurance
Our Total Quality Department helps ensure that all restaurants provide safe, high-quality food in a clean and safe environment.
Through rigorous supplier and risk-based product evaluations, we purchase only products that meet or exceed our product specifications. We rely on independent third parties to inspect and evaluate our suppliers and distributors. Suppliers that produce “high-risk” ready-to-eat products are subject to a food safety evaluation by Darden personnel at least annually. We require our suppliers to maintain sound manufacturing practices and operate with comprehensive Hazard Analysis and Critical Control Point (HACCP) food safety programs and risk-based preventative controls adopted by the U.S. Food and Drug Administration. These programs focus on preventing hazards that could cause food-borne illnesses by applying scientifically-based controls to analyze hazards, identify and monitor critical control points, and establish corrective actions when monitoring shows that a critical limit has not been met.
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

Sourcing and Distribution

Ensuring available, safe, high-quality food and supplies at competitive prices to all our restaurants depends on reliable sources of procurement. Our sourcing staff sources, negotiates, and purchases food and supplies from more than 1,400 suppliers whose products originate in more than 30 countries. Suppliers must meet our strict quality control standards in the development, harvest, catch and production of food products. We leverage competitive bids, long-term contracts and strategic supplier relationships to manage availability and cost of products.

We contribute to Darden’s scale advantage, by directly sourcing product utilizing our supplier relationships, product expertise, dedicated distribution network, while prioritizing food safety. Our staff travels routinely within the United States and internationally to source top-quality food and supplies at competitive prices. We actively engage with and monitor our suppliers, both in person and remotely, including hosting virtual visits and audits. We have excellent long-term relationships with key suppliers and usually source our product directly from producers.

We enter into long-term agreements with multiple third-party national distribution companies to deliver food and supplies to our restaurants. Under these arrangements we maintain ownership of the food and supplies inventory through our subsidiary Darden Direct Distribution, Inc. (Darden Direct), managed by third-party distribution partners. Because of the rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to sales.

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

Integrated Marketing

Our restaurants appeal to a broad spectrum of consumers. To further strengthen our brands, we focus on highlighting what makes each one unique. Accordingly, our brands evaluate each marketing activity through three filters. The first filter involves elevating brand equity by bringing each brand’s competitive advantages to life. The second filter is simple execution, allowing our teams to deliver consistently memorable guest experiences. And finally, it will not be at a deep discount. We are focused on providing great value to our guests but doing so in a way that drives profitable sales growth.

Integrated marketing is key to bringing our brands to life, and our scale enables us to be a leading advertiser in the full-service dining segment of the restaurant industry. Olive Garden leverages the efficiency of national advertising, on both traditional and streaming television, supplemented with targeted digital media investments. LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, Ruth’s Chris Steak House, The Capital Grille, Chuy’s, Seasons 52, Eddie V’s and Bahama Breeze also use digital marketing to build engagement and loyalty.

In fiscal 2025, we continued a multi-year effort to implement new technology platforms that allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities. We also continued making improvements to our online and mobile ordering and payment systems across all our brands. In addition, we continued working on developing sophisticated customer relationship management programs, data analytics and data-driven marketing approaches to effectively and efficiently target our existing and potential guests across our portfolio of brands. This enables us to tailor our messaging and offerings depending on guest visit history, preferences and brand loyalty. Finally, we have developed and consistently use sophisticated consumer marketing research to monitor guest satisfaction and evolving trends and marketplace dynamics.

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

Hire. We are committed to attracting, engaging, developing and retaining a workforce that mirrors the diversity of our guests and the communities in which we operate. We track a variety of workforce statistics to help us understand the gender, racial and ethnic diversity of our team members. Key team member statistics as of the end of fiscal 2025 included the following:

Total team members (hourly and salaried)	197,924
Total number of hourly team members	186,993
Percent of hourly team members – female	58%
Percent of hourly team members – members of racial or ethnic minority groups	57%
Total number of new hires of hourly team members during fiscal 2025	139,210

Percent of hourly new hires – female	57%
Percent of hourly new hires – members of racial or ethnic minority groups	56%

In addition to the gender, racial and ethnic diversity of our workforce, our team members are also very diverse in age; we employ members of five generations of the United States population: Traditionalists, Baby Boomers, Generation X, Millennials and Centennials. We provide our EEO-1 report on our website at www.darden.com.

Train. We succeed because of our people, and with our success come rewards, recognition and great opportunities for our team members. We regularly invest in our team members’ careers by providing the tools they need to succeed in their current roles, to grow personally and professionally, and to deliver exceptional experiences to our guests each day. With thousands of leadership positions across our restaurants, we provide a pathway and training for thousands of individuals across the country to advance from entry-level jobs into management roles. In fiscal 2025, 61% of the participants in our restaurant Manager In Training program were internal promotions, and 99% of the new General Managers or Managing Partners were internal promotions.

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

We regularly review our pay and benefits programs to identify and implement enhancements to the ways we reward our team members. Since fiscal 2022, we have maintained a policy that each hourly restaurant team member company-wide would earn a minimum hourly wage of at least $12 per hour, inclusive of tip income. For fiscal 2025, across all of our brands, our hourly team members earned, on average, $24 per hour, inclusive of tip income, far exceeding that minimum wage. Since fiscal 2018, we have significantly increased the percentage of medical premium contributions we make on behalf of our team members. In fiscal 2025, we subsidized 75-81% (depending on the plan and tier selected) of the premiums for our team members, representing a 17-28% increase in the percentage of medical premiums we contributed as compared to fiscal 2018. In fiscal 2025, we invested approximately $12 million to continue to maintain competitive premiums for our team members.

Further, in fiscal 2025, the Darden Restaurants Foundation continued the Next Course Scholarship program for children and dependents of our team members that launched during fiscal 2023. In its third year, the program awarded scholarships worth $3,000 each to 98 children or dependents of Darden team members. In January 2023, we introduced a new benefit for restaurant team members called Fast Fluency. For many of our team members, English is not their first language, and this program provides the opportunity to learn English for free.

None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good. We conduct engagement surveys with hourly team members and management twice a year through Gallup, and Darden’s overall engagement is well above the average for both U.S. and international companies as measured by Gallup.

Consistent with our core values of respect, caring and teamwork, in fiscal 1999, we established a program called Darden Dimes to help fellow Darden team members in need. Darden Dimes provides short-term financial grants to team members experiencing financial need caused by unexpected emergencies or catastrophic natural disasters. Participating team members donate as little as 10 cents from each paycheck to the Darden Dimes fund, which raised over $2.6 million and granted $2.8 million in fiscal 2025.

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

Darden’s consolidated turnover rate for hourly team members during fiscal 2025 was 67%, one of the lowest rates in the restaurant industry. Each of our brands experienced a turnover rate during fiscal 2025 that was lower than the most recent relevant casual dining or fine dining turnover rate for their segment of the industry as reported in The People ReportTM by Black Box IntelligenceTM. Darden’s consolidated restaurant management turnover rate of 16% was also significantly lower than the broader restaurant industry benchmark. Our executive leadership (vice president and above) has an average of over 20 years of experience with Darden, while our restaurant General Managers and Managing Partners have an average of 15 years of experience with us.
Information Technology and Cybersecurity

We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy. We have implemented technology-enabled business solutions to improve financial control, cost management, guest service and employee effectiveness, as well as enable e-commerce. These solutions are designed to be used across restaurant brands, yet are flexible enough to meet the unique needs of each restaurant brand. Our strategy is to fully integrate systems to drive operational efficiencies and enable restaurant teams to focus on restaurant operations excellence. Restaurant hardware and software support for our restaurant brands is provided or coordinated from our restaurant support center facility in Orlando, Florida. Our data center contains sufficient computing power to process information from restaurants quickly and efficiently. We leverage public cloud computing where appropriate to enhance our capabilities and to leverage scale. Our information is processed in a secure environment to protect both our data and the physical computing assets. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, testing the disaster recovery plan annually and providing on-site power backup. We periodically engage third parties to perform cybersecurity audits utilizing the National Institute of Standards and Technology Cybersecurity Framework. We also engage third parties to conduct security reviews of our network, processes and systems on a regular basis. We use internally developed proprietary software, cloud-based software as a service (SaaS), as well as purchased software, with proven, non-proprietary hardware.

Our brands share a secure, robust digital platform with online ordering and other guest-facing capabilities. We also have deployed mobile applications with online ordering and other features for most of our casual dining brands and specialty restaurant brands. We successfully leverage these digital capabilities to address evolving guest needs. We will continue to invest in these platforms and applications to enhance the guest experience.

We maintain a robust system of data protection and cybersecurity resources, technology and processes. We regularly evaluate new and emerging risks and ever-changing legal and compliance requirements. We make strategic investments to address these risks, including maintaining insurance coverage to mitigate the potential financial consequences of cybersecurity incidents, and compliance requirements to keep Company, guest and team member data secure. We monitor risks of sensitive information compromise at our business partners where relevant and reevaluate these risks on a periodic basis. We also perform annual and ongoing cybersecurity awareness training for our restaurant management and restaurant support center team members. In addition, we provide annual credit card handling training following Payment Card Industry (PCI) guidelines to team members who handle guest credit cards.

Our management believes that our current systems and practice of implementing regular updates position us well to support current needs and future growth. We use a strategic information systems multi-year planning process that involves senior management and is integrated into our overall business planning. We provide data protection and cybersecurity reports to the Audit Committee of the Company’s Board of Directors on a quarterly basis, which has oversight of risks related to cybersecurity threats. These reports are also provided periodically to the full Board of Directors. Information systems projects are prioritized based upon strategic, financial, regulatory, risk and other business advantage criteria.
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

Other factors pertaining to our competitive position in the industry are addressed under the sections entitled “Sourcing and Distribution,” “Integrated Marketing” and “Information Technology and Cybersecurity” in this Item 1 and in our Risk Factors in Item 1A of this Form 10-K.
Trademarks and Service Marks
We regard our Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Chuy’s®, Yard House®, Ruth’s Chris Steak House®, The Capital Grille®, Seasons 52®, Eddie V’s Prime Seafood®, Bahama Breeze®, The Capital Burger®, Darden® and Darden Restaurants® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and as being important to our marketing efforts. Our policy is to pursue registration of our important service marks and trademarks and to vigorously oppose any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.
Franchises, Joint Ventures and New Business Development
As of May 25, 2025, we owned and operated 2,159 restaurants through subsidiaries in the United States and Canada. We own all of those locations, except for 5 restaurants we manage through joint venture or other contractual agreements. In all instances, we maintain control over the use of our service marks and receive management fees, which are not material to our consolidated financial statements.
As of May 25, 2025, franchisees operated 85 franchised restaurants in the United States and 69 franchised restaurants outside of the United States. We have area development, franchise and/or license agreements in place with unaffiliated operators to develop and operate Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, Ruth’s Chris, The Capital Grille and Bahama Breeze restaurants in the following regions:
•United States (including Puerto Rico and Guam),
•Canada,
•Mexico,
•Central and South America (Brazil, Costa Rica, Ecuador, El Salvador, Guatemala and Panama),
•Asia (Philippines, China, Hong Kong, Taiwan, Indonesia, Singapore, Japan and India)
•Caribbean (Aruba, Jamaica, Bahamas, Barbados and Cayman Islands),
•Europe (Spain)
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
Seasonality
Our sales volumes have historically fluctuated seasonally. Our average sales per restaurant are highest in the winter and spring, followed by the fall and summer. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the historical seasonality of our business and these other factors, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Government Regulation
We are subject to various federal, state, local and international laws affecting our business. Each of our restaurants must comply with licensing requirements and regulations by a number of governmental authorities, which include health, safety and fire agencies in the state or municipality in which a restaurant is located. The development and operation of restaurants depend on selecting and acquiring suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. To date, we have not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.
During fiscal 2025, 10.6 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing the sale of alcoholic beverages require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. In recent years, many states have modified their regulations to permit “To Go” sales of alcoholic beverages, and in some locations we now offer a variety of alcoholic beverages to go, including in bottles, from draft and mixed drinks. The failure of a restaurant to obtain or retain alcoholic beverage licenses or to comply with regulations governing the sale of alcoholic beverages would adversely affect a restaurant’s operations. We also are subject in certain states to “dram shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.
We also are subject to federal, state and local minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, paid leave, safety standards, and hiring and employment practices. In April 2024, the U.S. Department of Labor (DOL) announced updates to the Fair Labor Standards Act overtime rules that, in two stages, one on July 1, 2024 and a second on January 1, 2025 increase the salary threshold above which non-exempt workers are required to be paid overtime. In November 2024, a federal judge in Texas struck down the DOL's proposed rule. As a result, the salary thresholds reverted to the 2019 rule, resetting the white-collar and highly compensated employee exemptions at $35,568 and $107,432, respectively.
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
We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2025, there were no material capital expenditures for environmental control facilities and [no material expenditures for this purpose are anticipated].
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

Sustainability

The sustainability of our food sources and restaurant operations is a key component of providing great service and food to our guests. During fiscal 2025, we remained focused on our climate strategy, restaurant sustainability metrics and Darden’s Animal Welfare Council. We will continue to adapt our sustainability approach with development or enhancement of integrated and strategic priorities in the near term across our operations, from the food we source to the operation of our restaurants.

Darden manages energy and water conservation within our restaurant operations and engages with our supply chain partners on sustainability topics including climate, water, deforestation and animal welfare. In fiscal 2025, Darden continued to develop our understanding, measurement systems and relevant disclosures in our priority focus areas. Additional environmental indicators, including energy and water consumption, waste generation and diversion, as well as Scope 3 greenhouse gas emissions, are reported on our website at www.darden.com/our-impact/communities/sustainability.

Greenhouse Gas (GHG) Emissions(1)
Fiscal Year Ended
(in metric tons CO2e)	May 25, 2025	May 26, 2024	May 28, 2023(3)
Average Per Restaurant (2)	380	400	410
Total - Scope 1 and 2	833,462(3)	818,117	785,862
(1)As of fiscal 2024, GHG reporting is for the same fiscal year for which current financial results are included in this report. Above emissions are for owned and operated restaurants only. Franchises are accounted for in our Scope 3 inventory.
(2)GHG Emissions per Restaurant Intensity Ratio includes only Scope 1 and 2 totals (as defined in the Corporate Accounting and Reporting Standard of the GHG Protocol) divided by the total number of restaurants at the end of each fiscal year.
(3)APEX Companies, LLC provided statements of third-party verification to a limited assurance level for the above stated values for the fiscal years ended 2025, 2024 and 2023 in accordance with ISO Standard 14064-3 Second edition 2019-4 on greenhouse gases- Part 3: Specification with guidance for the verification and validation of GHG statements.

We shared Darden’s Food Principles in 2016 to outline our commitment to guests in areas of sustainable sourcing, nutritional disclosure, food safety and animal welfare. Darden’s Food Principles connect each of these strategic business efforts in a guest-centered platform, including sourcing and ingredient commitments to our guests. We continue to work with our supplier partners to make progress in these focus areas, and we provide annual updates on our efforts in the Sustainability section of our website, www.darden.com.

Building on our Food Principles, Darden established an Animal Welfare Policy that adopts an outcomes-based approach to continue to ensure a high level of care for farm animals in our food supply chain. To implement this policy, we established an Animal Welfare Council consisting of leading academics and thought leaders with expertise in the care of animals in food supply chains. The Council advises and supports the Company on our efforts to advance strategy and implementation of an outcomes-based approach to animal welfare, from supplier collaborations to reporting improvements.

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

In fiscal 2025, the Foundation awarded approximately $4.0 million in grants to national organizations as well as local nonprofits, including Second Harvest Food Bank of Central Florida and the Heart of Florida United Way. These organizations provide service to the public through hunger relief, community investment, and the promotion of career opportunities in the culinary industry.

The Foundation continues to invest in mobile food pantry programs through its long-standing partnership with Feeding America. In fiscal 2025, the Foundation awarded a $2.0 million grant to provide refrigerated box trucks to help Feeding America increase access to nutritious food and address transportation needs at food banks that are under-resourced and serve communities with high percentages of food insecurity. Over five consecutive years, the Foundation has funded more than 50 vehicles to meet the increasing demand for food assistance in communities where we operate. The most recent donation marks a total of $20.3 million that the Foundation and Darden have contributed to the Feeding America network since 2010.

Our support of Feeding America and the fight against hunger complement our Darden Harvest program, which began in 2003 as a mechanism for delivering fresh and healthy food to people who need it. Each day, our restaurants collect surplus, wholesome food that is not served to guests and, rather than discarding the food, they prepare it for donation to local nonprofit feeding partners. In fiscal 2025, Darden contributed approximately 6 million pounds of food, the equivalent of 5 million meals provided to people in need across the communities served by our restaurants. As an added benefit of the Darden Harvest program, we are able to divert millions of pounds of surplus food from waste streams every year.

The Foundation’s funding helps support the National Restaurant Association Educational Foundation’s ProStart program, a national high school program that introduces students to the restaurant industry and provides them with an industry-driven curriculum on topics ranging from culinary techniques to management skills. The Foundation’s fiscal 2025 contribution of $250,000 also supports the Restaurant Ready program to engage and encourage disconnected young people to pursue a path to employment and improve their quality of life.

We are also a proud member of the American Red Cross’ Annual Disaster Giving Program, which enables the Red Cross to respond to the needs of individuals and families impacted by disasters anywhere in the United States. In fiscal 2025, the Foundation provided $500,000 to the American Red Cross for the program. In addition to financial support, our restaurants donate meals to feed first responders and victims of natural disasters.

In fiscal 2025, the Foundation supported the third annual Next Course Scholarship program to help the children or dependents of Darden team members reach their educational goals. The Foundation has partnered with Scholarship America to administer the initiative, which provided scholarships for post-secondary education to children or dependents of eligible full-time and part-time Darden team members for the 2025-26 academic year. As a result, 98 children or dependents of Darden team members were awarded scholarships worth $3,000 each. These team members represent more than 90 different restaurants across eight of our brands and 31 states.

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
Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, labor, health care, utilities, fuel and other related costs over which we may have little control. While inflationary conditions have somewhat abated in recent periods, we have experienced and continue to experience higher than normal inflationary conditions with respect to most or all of these costs during fiscal 2025. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including beef, pork, chicken, seafood, cheese, butter and produce. The introduction of or changes to tariffs or adverse impacts resulting from restrictive trade policies or trade disputes on imported food products, such as produce and seafood, could increase our costs and possibly impact the supply of those products.

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
Certain economic and business factors and their impacts on the restaurant industry and other general macroeconomic factors, including unemployment, energy prices and interest rates that are largely beyond our control may adversely affect consumer behavior and our sales and results of operations.
Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control, and may adversely affect consumer behavior and our sales and our results of operations. The full-service dining sector of the restaurant industry is affected by changes in international, national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer spending patterns and consumer preferences, including changes in consumer tastes and dietary habits, and the level of consumer acceptance of our restaurant brands. The performance of individual restaurants may also be adversely affected by factors such as demographic trends, severe weather including hurricanes, traffic patterns and the type, number and location of competing restaurants.
General economic conditions, including slow global recovery from economic downturns, geopolitical conditions and uncertainty about the strength or pace of economic recovery, have also adversely affected our results of operations and may continue to do so. Economic recession, a protracted economic slowdown, a worsening economy, political instability, increased unemployment, increased inflation, increased energy prices, rising interest rates, a downgrade of the U.S. government’s long-term credit rating, imposition of retaliatory tariffs on important U.S. imports and exports or other industry-wide cost pressures have affected and can continue to affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. Economic uncertainty has caused and may continue to cause guests to make fewer discretionary purchases, and any significant decrease in our guest traffic or average profit per transaction will negatively impact our financial performance. In addition, if gasoline, natural gas, electricity and other energy costs remain at the current elevated levels or increase further, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency of their dining occasions, may spend less on each dining occasion or may choose more inexpensive food options.
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
Our long-term growth depends substantially on our ability to recruit and retain high-quality team members to work in and manage our restaurants. Adequate staffing and retention of qualified restaurant team members is a critical factor impacting our guests’ experience in our restaurants. Maintaining adequate staffing in our existing restaurants and hiring and training staff for our new restaurants require precise workforce planning which has been complicated by the competitive labor market in the United States. The market for the most qualified talent continues to be competitive, and we must provide competitive wages, benefits and workplace conditions to maintain our most qualified team members. A shortage of qualified candidates who meet all legal citizenship or work authorization requirements, failure to recruit and retain new team members in a timely manner or higher than expected turnover levels all could affect our ability to open new restaurants, grow sales at existing restaurants or meet our labor cost objectives. Anticipated changes in immigration laws and regulations could decrease the pool of candidates with legal work authorizations, cause disruption in the workforce for all companies that rely on hourly workers and increase the costs, time and requirements to hire new employees. An inability to adequately monitor and proactively respond to team member dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization, which could jeopardize our ability to meet our growth targets or impact our results of operations.
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

Food safety is a top priority for us, and we dedicate substantial resources to ensuring that our guests enjoy safe, quality food products.  Even with strong preventative interventions and controls, food safety issues could be caused at the source or by food suppliers or distributors and, as a result, may be out of our control and require prompt action to mitigate impact.  In addition, regardless of the source or cause, any report of food-borne illnesses caused by pathogens such as E. coli, hepatitis A, norovirus, listeria or salmonella, or other food safety issues including food tampering or contamination at one of our restaurants could adversely affect the reputation of our brands and have a negative impact on our sales. Even instances of food-borne illness, food tampering or food contamination occurring solely at our competitors’ restaurants, suppliers or distributors (even if we do not work with them) could result in negative publicity about the food service industry generally and adversely impact our sales. Social media has dramatically increased the speed with which negative publicity, including actual or perceived food safety incidents, is disseminated before there is any meaningful opportunity to investigate, respond to and address an issue. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.
Risks Relating to Information Technology, Cybersecurity and Privacy
We rely heavily on information technology in our operations, and insufficient guest or employee facing technology or a failure to maintain a continuous and secure cyber network, free from material failure, interruption or security breach, could harm our ability to effectively operate our business and/or result in the loss of respected relationships with our guests or employees.

We rely heavily on information systems across our operations, including for e-commerce, marketing programs, employee engagement, management of our supply chain, the point-of-sale processing system in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability, security and capacity of these systems. In addition, we must effectively respond to changing guest expectations and new technological developments, and if we fail to implement emerging technologies as quickly and efficiently as our competitors, we may lose guests or employees. As technology continues to play an increasing role in our guests’ experiences, disruptions, failures or other performance issues with guest-facing technology systems could impair the benefits that they provide to our business and negatively affect our relationship with our guests. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to the Company, our team members or guests. This could include the theft of our intellectual property, trade secrets or sensitive personal or financial information. Some of these essential business processes that are dependent on technology are outsourced to third parties. While we make efforts to ensure that our providers are observing proper standards and controls, we cannot guarantee that breaches or failures caused by these outsourced providers will not occur.

From time to time, we and our third party service providers and suppliers experience unauthorized attempts to infiltrate and interrupt information systems. To date, interruptions of these information systems as a result of unauthorized infiltration attempts have not had a material impact on our operations. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not have a material adverse effect on us in the future. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our and our service providers’ and key suppliers’ cybersecurity risks. Unauthorized access, theft, use, destruction or other compromises are becoming increasingly sophisticated, more difficult to detect, contain and mitigate, and may occur through a variety of methods, including attacks using malicious code, vulnerabilities in software, hardware or other infrastructure (including systems used by our supply chain), system misconfigurations, phishing or social engineering. Failure of our or our service providers’ information systems to function as intended, or cyber-attacks or security breaches, could result in loss of revenue, assets, personal data, intellectual property, trade secrets or other sensitive and confidential data, violation of applicable privacy and data security laws, reputational harm to the companies and their brands, operational disruptions, legal challenges and significant remediation and other costs, all of which could have a material adverse effect on our business.

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

We may incur increased costs to comply with privacy and data protection laws, and, if we fail to comply or our systems are compromised, we could be subject to government enforcement actions, private litigation and adverse publicity.

We receive and maintain certain personal, financial and other information about our customers, employees, vendors and suppliers. In addition, certain of our vendors receive and maintain certain personal, financial and other information about our employees and customers. The use and handling, including security, of this information is regulated by evolving and increasingly demanding data privacy laws and regulations in various jurisdictions, as well as by certain third-party contracts and industry standards. Complying with existing and newly developed laws and regulations, which are subject to change and uncertain interpretations and may be inconsistent from jurisdiction to jurisdiction, may lead to a decline in guest engagement or cause us to incur substantial costs or modifications to our operations or business practices to comply. The increasingly complex and evolving regulatory environment related to data privacy and data protection laws may result in significant costs arising from compliance and from any non-compliance, whether or not due to our negligence, and could affect our brand reputation and our results of operations. We have and expect to continue to have significant expenses arising from compliance with these regulatory regimes due to changes in the techniques and sophistication used to conduct cyber-attacks and breaches. In addition, if our security and information systems are compromised as a result of data corruption or loss, cyber-attack or a network security incident, or if our employees or vendors fail to comply with these laws and regulations or fail to meet industry standards and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause interruption of normal business performance, cause us to incur substantial costs and result in a loss of customer confidence, which could adversely affect our results of operations and financial condition. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure.
Risks Related to the Integration of Chuy’s
The inability to successfully integrate the Chuy’s brand’s operations into our business could harm our ability to achieve the sales growth, cost savings and other benefits we expect to be able to realize from Chuy’s operations.

The integration of the Chuy’s business into our operations is a complex, costly and time-consuming process that may not be successful. The primary areas of focus for successfully combining the business of Chuy’s with our operations include, among others: retaining and integrating management and other key employees; integrating information, communications and other systems; and managing the growth of the combined company.

Even if we successfully integrate the business of Chuy’s into our operations, there can be no assurance that we will realize the anticipated benefits. We expect that the acquisition of Chuy’s will result in various benefits for the combined company including, among others, business and growth opportunities and significant synergies from increased efficiency in purchasing, distribution and other restaurant and corporate support. Increased competition and/or deterioration in business conditions may limit or delay our ability to expand this business. As such, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with the acquisition of Chuy’s.
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
The restaurant industry is subject to extensive federal, state, local and international laws and regulations. The development and operation of restaurants depends on the selection and acquisition of suitable sites to a significant extent, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. We are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages. We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are subject to federal, state, and local laws governing employment practices and working conditions.   These laws cover minimum wage rates, wage and hour practices, labor relations, paid and family leave, workplace safety, and immigration, among others.  The myriad of laws and regulations being passed at the state and local level creates unique challenges for a multi-state employer as different standards apply to different locations, sometimes with conflicting requirements.  We must continue to monitor and adapt our employment practices to comply with these various laws and regulations.

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
We are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. There also has been increasing focus by United States and overseas governmental authorities on other environmental matters, such as climate change, the reduction of greenhouse gas emissions and water consumption. This increased focus may lead to new initiatives directed at regulating a yet to be specified array of environmental matters. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, compliance, risk management, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.
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
A failure to identify and execute innovative marketing and guest relationship tactics, ineffective or improper use of other marketing initiatives, and increased advertising and marketing costs could adversely affect our sales and results of operations.
If our competitors increase their spending on advertising and promotions, if our advertising, media or marketing expenses increase, if our advertising and promotions become less effective than those of our competitors, or if we do not adequately leverage technology and data analytic capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our sales and our results of operations. A failure to sufficiently innovate, develop guest relationship initiatives, or maintain adequate and effective advertising could inhibit our ability to maintain brand relevance and drive increased sales.
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
Climate change, adverse weather conditions and natural disasters could adversely affect our sales or results of operations.
The long-term effects of climate change and global warming will result in more severe, volatile weather or extended droughts, which could increase the frequency and duration of weather impacts on our operations. Adverse weather conditions have in the past and may continue to impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating and, in more severe cases such as hurricanes, tornadoes, wildfires or other natural disasters, cause property damage and temporary closures, sometimes for prolonged periods, which could negatively impact our sales or costs. Climate change and government regulation relating to climate change, including regulation of greenhouse gas emissions, could result in construction delays and increased costs, interruptions to the availability or increases in the cost of utilities, and shortages or interruptions in the supply or increases to the costs of food items and other supplies.
Risks Relating to Our Business Model and Strategy
A majority of our restaurants are operated in leased properties and as a result, we are committed to long-term lease obligations that we may not be able to cancel if we want to close a restaurant location and we may be unable to renew the leases that we may want to extend at the end of their terms.
As of May 25, 2025, 2,065 of our 2,159 restaurants operating in the United States and Canada operate in leased locations, and the leases are generally non-cancellable for some period of time. If we close a restaurant in a leased location, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations. In addition, at the end of the lease term and expiration of all renewal periods, we may be unable to renew the lease without substantial additional cost, if at all.

As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks that may have an adverse effect on our operating performance.
Our inability or failure to execute on a comprehensive business continuity plan following a major natural disaster, such as a hurricane or manmade disaster, at our corporate facility could have a materially adverse impact on our business.
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
We have a limited number of suppliers and distributors for certain of our products and services. Shortages, delays or interruptions in the supply of food items and other supplies to our restaurants may be caused by severe weather; natural disasters such as hurricanes, tornadoes, floods, droughts, wildfires and earthquakes; macroeconomic conditions (such as tariffs and trade disputes) resulting in disruptions to the shipping and transportation industries; labor issues such as increased costs or worker shortages or other operational disruptions at our suppliers, vendors or other service providers; the inability of our vendors or service providers to manage adverse business conditions, obtain credit or remain solvent; or other conditions beyond our control. Such shortages, delays or interruptions could adversely affect the availability, quality and cost of the items we buy and the operations of our restaurants. Supply chain disruptions have increased some of our costs and limited the availability of certain products for our restaurants in the past and may continue to do so. Consumers at our restaurants may be sensitive to price increases, and if we increase menu prices as a result of increased food costs or remove menu items due to shortages, such responses may negatively impact our sales. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in sales during the time affected by the shortage or thereafter as a result of our guests changing their dining habits.
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
At existing brands, we may not be able to maintain brand relevance and restaurant operating excellence to achieve sustainable same-restaurant sales growth and warrant new unit growth. Failure to maintain such brand and operating excellence may also result in restaurant closures. Existing brand short-term sales growth could be impacted if we are unable to drive near-term guest count and sales growth, and long-term sales growth could be impacted if we fail to extend our existing brands in ways that are relevant to our guests. A failure to innovate and extend our existing brands in ways that are relevant to guests and occasions in order to generate sustainable same-restaurant traffic growth and produce non-traditional sales and earnings growth opportunities, insufficient focus on our competition, or failure to adequately address declines in the casual dining industry, could have an adverse effect on our results of operations. In addition, we may not be able to support sustained new unit growth or open all of our planned new restaurants, and the new restaurants that we open may not be profitable or as profitable as our existing restaurants. New restaurants typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly-opened restaurants generally do not make a significant contribution to profitability in their initial months of operation. The opening of new restaurants can also have an adverse effect on guest counts and sales levels at existing restaurants.
The ability to open and profitably operate restaurants is subject to various risks, such as the identification and availability of suitable and economically viable locations; the negotiation of acceptable lease or purchase terms for new locations; the need to obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis; the need to comply with other regulatory requirements; the availability of necessary contractors and subcontractors; the ability to meet construction schedules and budgets; the ability to manage union activities such as picketing or hand billing which could delay construction; increases in labor and building material costs; supply chain disruptions; the availability of financing at acceptable rates and terms; changes in patterns or severity of weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time; and our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources. If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated sales and earnings in future periods.
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
We are making efforts to expand our brands overseas through licensing and franchising relationships. There is no assurance that international operations will be profitable or that international growth will continue. Our international operations are subject to all of the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, foreign currency fluctuations, trade disputes, potential increases in tariffs and differing cultures and consumer preferences. In addition, expansion into international markets could create risks to our brands and reputation.
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
We regard our Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Chuy’s®, Yard House®, Ruth’s Chris Steak House®, The Capital Grille®, Seasons 52®, Eddie V’s Prime Seafood®, Bahama Breeze®, The Capital Burger ®, Darden® and Darden Restaurants® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.

Environmental, Social, and Governance (ESG) matters, our reporting of such matters, or sustainability ratings could negatively impact our business, results of operations and financial condition.

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
The good reputation of our restaurant brands is a key factor in the success of our business. Actual or alleged incidents at any of our restaurants could result in negative publicity that could harm our brands. Even incidents occurring at restaurants operated by our competitors or in the supply chain generally could result in negative publicity that could harm the restaurant industry overall and, indirectly, our own brands. Negative publicity may result from allegations of illegal, unfair or inconsistent employment practices, employee dissatisfaction, guest discrimination, illness, injury, or any of the other matters discussed above that could give rise to litigation. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands, and our properties, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations, proceedings or penalties, or litigation. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants, or to only a single restaurant, could adversely affect public perception of the entire brand. Negative publicity, including through social media, also may result from health concerns including food safety and flu or virus outbreaks, publication of government or industry findings concerning food products, environmental disasters, crime incidents, data security breaches, scandals involving our employees, or operational problems at our restaurants, all of which could make our brands and menu offerings less appealing to our guests and negatively impact our guest counts and sales. Adverse publicity and its effect on overall consumer perceptions of our brands, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.
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

We have also invested in various tools to protect our data and information technology. We maintain a robust system of data protection and cybersecurity resources, technology and processes, and we regularly evaluate new and emerging risks and ever-changing legal and compliance requirements. We make ongoing strategic investments to address these risks, including maintaining insurance coverage to mitigate the potential financial consequences of cybersecurity incidents, and compliance requirements and help keep Company, guest and team member data secure. We monitor risks of sensitive information compromise at our business partners, where relevant, and reevaluate these risks on a periodic basis. In addition, we have a cybersecurity training program designed to educate and train employees how to identify and report cybersecurity threats. Training programs are conducted on a periodic basis and are focused on giving employees the awareness and tools to manage the most relevant and prevalent cybersecurity risks to us. We also provide specialized training for employees in more sensitive roles. For example, we perform annual and ongoing cybersecurity awareness training for our restaurant management and restaurant support center team members. In addition, we provide annual credit card handling training following Payment Card Industry (PCI) guidelines to all team members that handle guest credit cards. We conduct regular drills, such as tabletop exercises led by third party consultants, to support our overall preparedness for a variety of scenarios.

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

Although we have invested in the protection of our data and information technology and monitor our systems on an ongoing basis, there can be no assurance that such efforts will prevent material compromises to our information technology systems in the future that could have a material adverse effect on our business. As of the date of this filing, we are not aware of any current cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business, results of operations or financial condition. For further discussion of the risks related to cybersecurity, see the risk factors discussed under “Risks Relating to Information Technology, Cybersecurity and Privacy” in our Risk Factors in Item 1A of this Form 10-K.

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

Item 2.PROPERTIES
Restaurant Properties – Continuing Operations
As of May 25, 2025, we owned and operated 2,159 restaurants. Our company-owned restaurants are located in all 50 of the United States, Washington D.C. and Canada. Of the company-owned restaurants, 94 were located on owned sites and 2,065 were located on leased sites. The leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	1,102
Ground and Building Leases	666
Space/In-Line/Other Leases	297
Total	2,065

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

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2025, there were approximately 7,400 holders of record of our common shares. The number of registered holders does not include holders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
We have not sold any equity securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.

We have a history of paying cash dividends. Any future dividend payments remain subject to the discretion of our Board of Directors.

Share Repurchases
Since commencing our common share repurchase program in December 1995, we have repurchased a total of 213.3 million shares through May 25, 2025 under authorizations from our Board of Directors. The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 25, 2025:

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
February 24, 2025 through March 30, 2025	157,368	$193.77	157,368	$517.7
March 31, 2025 through Apri1 27, 2025	53,445	$196.72	53,445	$507.2
April 28, 2025 through May 25, 2025	49,251	$203.32	49,251	$497.2
Quarter-to-Date	260,064	$196.19	260,064	$497.2
(1)All of the shares purchased during the quarter ended May 25, 2025 were purchased as part of our repurchase program. On June 18, 2025, Darden's Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $1 billion of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 20, 2025, does not have an expiration and replaces the previously existing share repurchase authorization.
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

Comparison of Five-Year Total Return

	Indexed Returns
Company/Index	May 2020	May 2021	May 2022	May 2023	May 2024	May 2025
Darden Restaurants, Inc.	$100.00	$188.58	$171.15	$226.97	$214.87	$307.28
S&P 500 Stock Index	$100.00	$140.32	$140.77	$144.83	$185.48	$205.63
S&P Composite 1500 Restaurant Sub-Index	$100.00	$140.09	$127.64	$156.53	$160.55	$179.37

Darden Restaurants, Inc.
S&P 500 Stock Index
S&P Composite 1500 Restaurant Sub-Index
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
May - 20
May - 21
May - 22
May - 23
May - 24
May - 25

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in Darden Restaurants, Inc. common stock, the S&P 500 Stock Index and the S&P Composite 1500 Restaurant Sub-Index on May 31, 2020, and that all dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had for each period indicated.

Item 6.RESERVED

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis below for Darden Restaurants, Inc. (Darden, the Company, we, us or our) should be read in conjunction with our consolidated financial statements and related financial statement notes included in Part II of this report under the caption “Item 8 - Financial Statements and Supplementary Data.” We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2025, which ended May 25, 2025, and fiscal 2024, which ended May 26, 2024, each consisted of 52 weeks. Fiscal 2026, which ends on May 31, 2026, will consist of 53 weeks.

OVERVIEW OF OPERATIONS
Our business operates in the full-service dining segment of the restaurant industry. At May 25, 2025, we owned and operated 2,159 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Chuy’s®, Yard House®, Ruth’s Chris Steak House® (Ruth’s Chris), The Capital Grille®, Seasons 52®, Eddie V’s Prime Seafood® (Eddie V’s), Bahama Breeze® and The Capital Burger® trademarks. We own and operate all of our restaurants in the United States and Canada, except for 5 restaurants we manage through joint venture or other contractual agreements and 85 franchised restaurants. We also have 69 franchised restaurants in operation located in Canada, Latin America, the Caribbean, Asia and the Middle East. All intercompany balances and transactions have been eliminated in consolidation.
On October 11, 2024, we acquired 100 percent of the equity interest of Chuy’s Holdings Inc. (Chuy’s) in an all-cash transaction of $649.1 million in total consideration, $613.7 million in net cash consideration, inclusive of $35.4 million of cash on Chuy’s balance sheet at closing. As a result of the acquisition and related integration efforts, we incurred expenses of $44.6 million ($36.7 million, net of tax) during the twelve months ended May 25, 2025.
Fiscal 2025 Financial Highlights
•Total sales increased 6.0 percent to $12.08 billion in fiscal 2025 from $11.39 billion in fiscal 2024 driven by a blended same-restaurant sales increase of 2.0 percent and sales from the addition of 103 net company-owned Chuy’s restaurants and 25 other net new restaurants.
•Diluted net earnings per share from continuing operations increased to $8.88 in fiscal 2025 from $8.53 in fiscal 2024, a 4.1 percent increase.
•Net earnings from continuing operations increased to $1.05 billion in fiscal 2025 from $1.03 billion in fiscal 2024, a 2.0 percent increase.
•Net loss from discontinued operations decreased to $1.4 million ($0.02 per diluted share) in fiscal 2025, from $2.9 million ($0.02 per diluted share) in fiscal 2024. When combined with results from continuing operations, our diluted net earnings per share was $8.86 for fiscal 2025 and $8.51 for fiscal 2024.
Outlook
We expect fiscal 2026 sales from continuing operations to increase between 7.0 to 8.0 percent, driven by growth of 2.0 percent related to the fifty-third week in fiscal 2026, same-restaurant sales growth (1) of 2.0 to 3.5 percent, and sales from 60 to 65 new restaurant openings. In fiscal 2026, we expect our annual effective tax rate to be 13 percent, and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and technology initiatives to be between $700 million and $750 million.
(1) Annual same-restaurant sales is a 52-week metric and excludes the impact of Chuy’s, which will not have been owned and operated by Darden for a 16-month period prior to the beginning of fiscal 2026, as well as any additional locations not expected to be operated by Darden for the entirety of the fiscal year.

RESULTS OF OPERATIONS FOR FISCAL 2025 AND 2024
To facilitate review of our results of operations, the following table sets forth our financial results for the periods indicated. All information is derived from the consolidated statements of earnings for the fiscal years ended May 25, 2025 and May 26, 2024:

	Fiscal Year Ended		Percent Change
(in millions)	May 25, 2025	May 26, 2024	2025 v. 2024
Sales	$12,076.7	$11,390.0	6.0%
Costs and expenses:
Food and beverage	3,657.0	3,523.9	3.8%
Restaurant labor	3,833.1	3,619.3	5.9%
Restaurant expenses	1,944.0	1,812.3	7.3%
Pre-opening costs	24.8	24.3	2.1%
Marketing expenses	169.9	144.5	17.6%
General and administrative expenses	520.3	479.2	8.6%
Depreciation and amortization	516.1	459.9	12.2%
Impairments and disposal of assets, net	49.2	12.4	NM
Total operating costs and expenses	$10,714.4	$10,075.8	6.3%
Operating income	$1,362.3	$1,314.2	3.7%
Interest, net	175.1	138.7	26.2%
Earnings before income taxes	$1,187.2	$1,175.5	1.0%
Income tax expense (1)	136.2	145.0	(6.1)%
Earnings from continuing operations	$1,051.0	$1,030.5	2.0%
Losses from discontinued operations, net of tax	(1.4)	(2.9)	(51.7)%
Net earnings	$1,049.6	$1,027.6	2.1%

(1) Effective tax rate	11.5%	12.3%
NM- Percentage change not considered meaningful.

The following table details the number of company-owned restaurants reported in continuing operations at the end of fiscal 2025, compared with the number open at the end of fiscal 2024:

	May 25, 2025	May 26, 2024
Olive Garden	935	920
LongHorn Steakhouse	591	575
Cheddar’s Scratch Kitchen	181	181
Chuy’s	108	—
Yard House	88	88
Ruth’s Chris	82	80
The Capital Grille	71	66
Seasons 52	43	44
Eddie V’s	29	30
Bahama Breeze	28	43
The Capital Burger	3	4
Total	2,159	2,031
SALES
The following table presents our company-owned restaurant sales, U.S. same-restaurant sales (SRS) and average annual sales per restaurant by segment for the periods indicated:

	Sales				Average Annual Sales per Restaurant (2)
	Fiscal Year Ended		Percent Change		Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024		SRS (1)	May 25, 2025	May 26, 2024
Olive Garden	$5,212.9	$5,067.0	2.9%	1.7%	$5.6	$5.6
LongHorn Steakhouse	$3,025.5	$2,806.2	7.8%	5.1%	$5.2	$4.9
Fine Dining	$1,304.8	$1,291.5	1.0%	(3.0)%	$7.2	$7.6
Other Business	$2,533.5	$2,225.3	13.8%	0.2%	$5.8	$6.0
	$12,076.7	$11,390.0
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants that have been open, and operated by Darden, for at least 16 months.
(2)Average annual sales are calculated as sales divided by total restaurant operating weeks multiplied by 52 weeks; excludes franchise locations.
Olive Garden’s sales increase for fiscal 2025 was primarily driven by a U.S. same-restaurant sales increase combined with revenue from new restaurants. The increase in U.S. same-restaurant sales in fiscal 2025 resulted from a 4.1 percent increase in average check, which includes a 0.7 increase in off-premise catering sales, partially offset by a 2.3 percent decrease in same-restaurant guest counts.
LongHorn Steakhouse’s sales increase for fiscal 2025 was primarily driven by a same-restaurant sales increase combined with revenue from new restaurants. The increase in same-restaurant sales in fiscal 2025 resulted from a 3.1 percent increase in average check and a 1.9 percent increase in same-restaurant guest counts.
Fine Dining’s sales increase for fiscal 2025 was driven by revenue from new restaurants offset by same-restaurant sales decreases. The decrease in same-restaurant sales in fiscal 2025 resulted from a 5.2 percent decrease in same-restaurant guest counts offset by a 2.3 percent increase in average check.
Other Business’s sales increase for fiscal 2025 was driven by a U.S. same-restaurant sales increase combined with revenue from new restaurants including the acquisition of Chuy’s. The increase in same-restaurant sales in fiscal 2025 resulted from a 2.6 percent increase in average check offset by a 2.4 percent decrease in same-restaurant guest counts.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales from continuing operations for the periods indicated. This information is derived from the consolidated statements of earnings for the fiscal years ended May 25, 2025 and May 26, 2024.

	Fiscal Year Ended
	May 25, 2025	May 26, 2024
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	30.3	30.9
Restaurant labor	31.7	31.8
Restaurant expenses	16.1	15.9
Marketing expenses	1.4	1.3
Pre-opening costs	0.2	0.2
General and administrative expenses	4.3	4.2
Depreciation and amortization	4.3	4.0
Impairments and disposal of assets, net	0.4	0.1
Total operating costs and expenses	88.7%	88.5%
Operating income	11.3%	11.5%
Interest, net	1.4	1.2
Earnings before income taxes	9.8%	10.3%
Income tax expense	1.1	1.3
Earnings from continuing operations	8.7%	9.0%
Total operating costs and expenses from continuing operations were $10.71 billion in fiscal 2025 and $10.08 billion in fiscal 2024.

Fiscal 2025 Compared to Fiscal 2024:

•Food and beverage costs decreased as a percent of sales primarily due to a 0.9 percent impact from pricing leverage and a 0.2 percent impact from cost savings, partially offset by a 0.3 percent impact from mix and other and a 0.2 percent impact from inflation.
•Restaurant labor costs decreased as a percent of sales primarily due to a 0.8 percent impact from sales leverage, a 0.2 percent impact from productivity improvement and a 0.2 percent impact from lower benefits expense, partially offset by a 1.1 percent impact from inflation.
•Restaurant expenses increased as a percent of sales primarily due to a 0.5 percent impact from inflation, a 0.2 percent impact from brand mix, including Chuy’s and a 0.1 percent impact from Uber Direct fees, partially offset by a 0.4 percent impact from sales leverage and a 0.2 percent impact from other expenses.
•Marketing expenses increased as a percent of sales primarily due to increased marketing and media.
•Pre-opening costs remained flat as a percent of sales.
•General and administrative expenses increased as a percent of sales primarily due to a 0.4 percent impact from Chuy’s acquisition and integration costs, 0.1 percent impact from inflation, a 0.1 percent impact from mark to market adjustments and a 0.1 percent impact from restaurant closures, partially offset by a 0.4 percent impact from reduced Ruth’s Chris acquisition and integration costs and by a 0.2 percent impact from sales leverage.
•Depreciation and amortization expenses increased as a percent of sales primarily due to the acquisition of Chuy’s as well as incremental depreciation on brand assets.
•Impairments and disposal of assets, net increased as a percent of sales primarily due to the decision to close twenty-two underperforming restaurant locations during the fourth quarter of fiscal 2025.
INCOME TAXES
The effective income tax rates for fiscal 2025 and 2024 for continuing operations were 11.5 percent and 12.3 percent, respectively. During fiscal 2025, we had income tax expense of $136.2 million on earnings before income tax of $1.19 billion compared to income tax expense of $145.0 million on earnings before income taxes of $1.18 billion in fiscal 2024. This change was primarily driven by federal tax credits.
H.R. 1., also known as the One Big Beautiful Bill Act (OBBBA), was enacted on July 4, 2025. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. We are currently evaluating the provisions of the OBBBA to assess their potential impact on our financial position, results of operations and cash flows.
NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Net earnings from continuing operations for fiscal 2025 were $1.05 billion ($8.88 per diluted share) compared with net earnings from continuing operations for fiscal 2024 of $1.03 billion ($8.53 per diluted share).
Net earnings from continuing operations for fiscal 2025 increased 2.0 percent and diluted net earnings per share from continuing operations increased 4.1 percent compared with fiscal 2024.
LOSS FROM DISCONTINUED OPERATIONS
On an after-tax basis, results from discontinued operations for fiscal 2025 were a net loss of $1.4 million ($0.02 per diluted share) compared with a net loss for fiscal 2024 of $2.9 million ($0.02 per diluted share).
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Chuy’s, Yard House, Ruth’s Chris, The Capital Grille, Seasons 52, Eddie V’s, Bahama Breeze and The Capital Burger in the U.S. and Canada as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business. See Note 6 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report) for further details.
Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated:

	Fiscal Year Ended		Change
Segment	May 25, 2025	May 26, 2024	2025 vs 2024
Olive Garden	22.3%	22.1%	20	BP
LongHorn Steakhouse	19.3%	18.4%	90	BP
Fine Dining	18.6%	19.0%	(40)	BP
Other Business	15.7%	15.3%	40	BP
The increases in the Olive Garden and LongHorn Steakhouse segment profit margins for fiscal 2025 were both driven primarily by positive same-restaurant sales and lower food and beverage costs, partially offset by higher restaurant expenses and marketing costs. The decrease in the Fine Dining segment profit margin for fiscal 2025 was driven primarily by negative same-restaurant sales and higher restaurant labor and restaurant expenses, partially offset by lower food and beverage costs. The increase in the Other Business segment profit margin for fiscal 2025 was driven primarily by positive same-restaurant sales and lower food and beverage costs, partially offset by increased restaurant expenses and marketing costs.
RESULTS OF OPERATIONS FOR FISCAL 2024 COMPARED TO FISCAL 2023
For a comparison of our results of operations for the fiscal years ended May 26, 2024 and May 28, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended May 26, 2024, filed with the SEC on July 19, 2024.
SEASONALITY
Our sales volumes have historically fluctuated seasonally. Our average sales per restaurant are highest in the winter and spring, followed by the fall and summer. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the historical seasonality of our business and these other factors, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

IMPACT OF INFLATION
We attempt to minimize the annual effects of inflation through appropriate planning, operating practices and menu price increases. We recently operated in a period of higher than usual inflation, led by food and beverage cost and labor inflation. Food and beverage inflation is principally due to increased costs incurred by our vendors related to higher labor, transportation, packaging, and raw materials costs. Some of the impacts of inflation have been offset by menu price increases and other adjustments made during the year. Whether we are able and/or choose to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.
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

Valuation and Recoverability of Goodwill and Trademarks
We have eleven reporting units, eight of which have goodwill and nine of which have trademarks. Goodwill and trademarks are not subject to amortization and have been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant brands. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We review our goodwill and trademarks for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist.

During fiscal 2025, we elected to perform a qualitative assessment for our annual review of goodwill and trademarks to determine whether or not indicators of impairment exist. In considering the qualitative approach related to goodwill, we evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability, the overall financial performance of the reporting units and the impacts of discount rates. As it relates to trademarks, we evaluate similar factors from the goodwill assessment, in addition to impacts of royalty rates. As a result of the qualitative assessment, no indicators of impairment were identified, and no additional indicators of impairment were identified through the end of our fourth fiscal quarter that would require us to test further for impairment.

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
Unearned Revenues
Unearned revenues primarily represent our liability for gift cards that have been sold but not yet redeemed. The estimated value of gift cards expected to remain unused is recognized over the expected period of redemption as the remaining gift card values are redeemed, generally over a period of 12 years. Utilizing this method, we estimate both the amount of breakage and the time period of redemption. If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded. We update our estimates of our redemption period and our breakage rate periodically and apply that rate to gift card redemptions on a prospective basis. Changing our breakage-rate estimates by 50 basis points would have resulted in an adjustment in our breakage income of approximately $3.5 million for fiscal 2025.
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
Assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution. As described in Note 13 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report), the $21.4 million balance of unrecognized tax benefits at May 25, 2025, includes $1.3 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. All of such $1.3 million relates to items that would impact our effective income tax rate.
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

On October 23, 2023, we entered into a $1.25 billion Revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of May 25, 2025, we had no outstanding balances and were in compliance with all covenants under the Revolving Credit Agreement. As of May 25, 2025, $0.2 million of letters of credit were outstanding, which was backed by this facility. After consideration of letters of credit backed by the Revolving Credit Agreement, as of May 25, 2025, we had $1.25 billion of credit available under the Revolving Credit Agreement.
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

On September 16, 2024, we entered into Amendment No. 1 (Amendment) to the Revolving Credit Agreement, which replaced the prior financial covenant (which provided for a maximum consolidated total debt to total capitalization ratio) with a new financial covenant requiring us to maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 3.50 to 1.00 (which may be temporarily increased to 4.00 to 1.00 upon the election as a result of a covered acquisition, subject to customary limitations set forth in the Revolving Credit Agreement). All other material terms and conditions of the Revolving Credit Agreement were unchanged.
The Revolving Credit Agreement matures on October 23, 2028, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes.

On September 16, 2024, we entered into a senior unsecured $600 million 2-year Term Loan Credit Agreement (Term Loan Agreement) with BOA, as administrative agent, the lenders and other agents party thereto, the material terms of which were consistent with the Revolving Credit Agreement. The intended use of the proceeds was to finance our acquisition of Chuy’s and we subsequently terminated the Term Loan Agreement on October 3, 2024, in connection with the closing of our senior notes issuance discussed below. We did not draw any funds, and there were never any outstanding borrowings under the Term Loan Agreement.

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

The 2027 Notes will mature on October 15, 2027, and the 2029 Notes will mature on October 15, 2029. Interest on the Notes will be paid semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2025, to holders of record on the preceding March 31 or September 30, as the case may be.

As of May 25, 2025, our outstanding long-term debt consisted principally of:
•$500.0 million of unsecured 3.850 percent senior notes due in May 2027;
•$400.0 million of unsecured 4.350 percent senior notes due in October 2027;
•$350.0 millions of unsecured 4.550 percent senior notes due in October 2029;
•$500.0 million of unsecured 6.300 percent senior notes due October 2033;
•$96.3 million of unsecured 6.000 percent senior notes due in August 2035;
•$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and
•$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 25, 2025, no such adjustments have been made to this rate.
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
A summary of our contractual obligations and commercial commitments at May 25, 2025, is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$3,021.5	$106.4	$1,084.9	$481.6	$1,348.6
Leases (2)	3,066.0	527.8	982.7	712.9	842.6
Purchase obligations (3)	547.6	500.8	46.8	—	—
Benefit obligations (4)	321.3	32.4	64.6	64.4	159.9
Unrecognized income tax benefits (5)	23.7	1.6	4.6	17.5	—
Total contractual obligations	$6,980.1	$1,169.0	$2,183.6	$1,276.4	$2,351.1

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Standby letters of credit (6)	$96.7	$96.7	$—	$—	$—
Guarantees (7)	76.5	26.6	32.5	14.9	2.5
Total commercial commitments	$173.2	$123.3	$32.5	$14.9	$2.5
(1)Includes interest payments associated with existing long-term debt. Excludes discount and issuance costs of $20.2 million.
(2)Includes non-cancelable future operating lease and finance lease commitments.
(3)Includes commitments for food and beverage items and supplies, capital projects, information technology and other miscellaneous items.
(4)Primarily represents our non-qualified deferred compensation plan through fiscal 2035.
(5)Includes interest on unrecognized income tax benefits of $2.3 million, $0.3 million of which relates to contingencies expected to be resolved within one year.
(6)Includes letters of credit for $80.0 million of workers’ compensation and general liabilities accrued in our consolidated financial statements and letters of credit for $16.7 million of surety bonds related to other payments.

(7)Consists solely of guarantees associated with leased properties that have been assigned to third parties and are primarily related to the disposition of Red Lobster in fiscal 2015.
Per the Amendment, our adjusted debt to EBITDAR ratio must be 3.50 to 1.00 or lower in order to be in compliance with our financial covenants. As of May 25, 2025, our adjusted debt to EBITDAR ratio was 2.1. For fiscal 2025, the lease-debt equivalent includes 6.00 times the total annual minimum rent for consolidated lease obligations of $498.1 million. The calculation of adjusted debt to EBITDAR ratio is shown in the following table:

(in millions, except ratios)	May 25, 2025
Long-term debt, excluding unamortized discount and issuance costs and fair value hedge	$2,189.1
Lease-debt equivalent	2,988.9
Guarantees	76.5
Adjusted Debt	$5,254.5
Calculation of EBITDAR
Earnings from continuing operations	$1,051.0
Depreciation and amortization	516.1
Interest, net	175.1
Income tax expense	136.2
Impairments and disposal of assets, net	49.2
Transaction and integration costs	51.1
Non-cash stock based compensation	79.1
Minimum rent	498.1
Adjusted EBITDAR	$2,555.9
Adjusted Debt/ EBITDAR Ratio	2.1

Prior to the Amendment, the ratio was calculated as adjusted debt to adjusted total capital and the maximum permitted was 75 percent. As of May 26, 2024, our adjusted debt to adjusted capital ratio was 66 percent. For fiscal 2024, the lease-debt equivalent includes 6.00 times the total annual minimum rent for consolidated lease obligations of $464.4 million. The composition of our capital structure is shown in the following table:

(in millions, except ratios)	May 26, 2024
Capital Structure
Short-term debt	$86.8
Long-term debt, excluding unamortized discount and issuance costs and fair value hedge	1,439.1
Total debt	$1,525.9
Stockholders’ equity	2,242.5
Total capital	$3,768.4
Calculation of Adjusted Capital
Total debt	$1,525.9
Lease-debt equivalent	2,786.4
Guarantees	71.0
Adjusted debt	$4,383.3
Stockholders’ equity	2,242.5
Adjusted total capital	$6,625.8
Capital Structure Ratios
Debt to total capital ratio	40%
Adjusted debt to adjusted total capital ratio	66%

Based on these ratios, we believe our financial condition is strong. We include the lease-debt equivalent and contractual lease guarantees in our ratios reported to shareholders, as we believe its inclusion better represents the optimal capital structure that we target from period to period and because it is consistent with the calculation of the covenant under our Revolving Credit Agreement.
Net cash flows provided by operating activities from continuing operations were $1.71 billion and $1.62 billion in fiscal 2025 and 2024, respectively. Net cash flows provided by operating activities include net earnings from continuing operations of $1.05 billion in fiscal 2025 and $1.03 billion in fiscal 2024. Net cash flows provided by operating activities from continuing operations increased in fiscal 2025 primarily due to higher net earnings from continuing operations.
Net cash flows used in investing activities from continuing operations were $1.3 billion in fiscal 2025 and 2024. Capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment, and technology initiatives were $644.6 million in fiscal 2025, compared to $601.2 million in fiscal 2024. Net cash used in the acquisition of Chuy’s was $613.7 million during fiscal 2025. Net cash used in the acquisition of Ruth’s Chris was $701.1 million during fiscal 2024.
Net cash flows used in financing activities from continuing operations were $385.8 million and $483.4 million in fiscal 2025 and 2024, respectively. Net cash flows used in financing activities in fiscal 2025 included dividend payments of $658.5 million, share repurchases of $418.2 million and repayment of commercial paper of $86.8 million, partially offset by net proceeds from the issuance of long-debt of $750.0 million and proceeds from the exercise of employee stock options. Net cash flows used in financing activities in fiscal 2024 included dividend payments of $628.4 million and share repurchases of $453.9 million, partially offset by the issuance of commercial paper of $86.8 million, net proceeds from the 2033 Notes of $500.0 million and proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $5.60 and $5.24 per share for fiscal 2025 and 2024, respectively.
We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash-generating capabilities, the potential issuance of equity or unsecured debt securities under our shelf registration statement and short-term commercial paper or drawings under our Revolving Credit Agreement should be sufficient to finance our capital expenditures, debt maturities and other operating activities through fiscal 2026.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
FINANCIAL CONDITION
Our total current assets were $937.7 million at May 25, 2025, compared with $822.8 million at May 26, 2024. The increase was primarily due to an increase in cash and cash equivalents driven by cash from operations.
Our total current liabilities were $2.25 billion at May 25, 2025 and $2.19 billion at May 26, 2024. The increase was primarily due to increases in accounts payable as well as an increase in other current liabilities associated with our non-qualified deferred compensation plan, operating and financing leases and sales tax liability.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. At May 25, 2025, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments, currencies and floating rate and fixed rate debt interest rate exposures were approximately $63.3 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $121.1 million. The fair value of our long-term fixed-rate debt outstanding as of May 25, 2025, averaged $1.89 billion, with a high of $2.17 billion and a low of $1.37 billion during fiscal 2025. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 25, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management has concluded that, as of May 25, 2025, the Company’s internal control over financial reporting was effective based on these criteria.
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
Opinion on Internal Control Over Financial Reporting
We have audited Darden Restaurants, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 25, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 25, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 25, 2025 and May 26, 2024, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 25, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated July 18, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
July 18, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Darden Restaurants, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Darden Restaurants, Inc. and subsidiaries (the Company) as of May 25, 2025 and May 26, 2024, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 25, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 25, 2025 and May 26, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended May 25, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 25, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 18, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of long-lived assets for impairment

As discussed in Notes 1, 5, and 11 to the consolidated financial statements, land, buildings and equipment, net and operating lease right-of-use assets were $8.3 billion as of May 25, 2025. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such indicators may include, among others: a significant decline in expected future cash flows and changes in the expected useful life which relates to the Company’s intent and ability to hold its asset groups for a period that recovers their carrying value.

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
Orlando, Florida
July 18, 2025

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Fiscal Year Ended
	May 25, 2025	May 26, 2024	May 28, 2023
Sales	$12,076.7	$11,390.0	$10,487.8
Costs and expenses:
Food and beverage	3,657.0	3,523.9	3,355.9
Restaurant labor	3,833.1	3,619.3	3,346.3
Restaurant expenses	1,944.0	1,812.3	1,676.3
Marketing expenses	169.9	144.5	118.3
Pre-opening costs	24.8	24.3	25.9
General and administrative expenses	520.3	479.2	386.1
Depreciation and amortization	516.1	459.9	387.8
Impairments and disposal of assets, net	49.2	12.4	(10.6)
Total operating costs and expenses	$10,714.4	$10,075.8	$9,286.0
Operating income	$1,362.3	$1,314.2	$1,201.8
Interest, net	175.1	138.7	81.3
Earnings before income taxes	$1,187.2	$1,175.5	$1,120.5
Income tax expense	136.2	145.0	137.0
Earnings from continuing operations	$1,051.0	$1,030.5	$983.5
Losses from discontinued operations, net of tax benefit of $0.8, $1.7 and $0.8, respectively	(1.4)	(2.9)	(1.6)
Net earnings	$1,049.6	$1,027.6	$981.9
Basic net earnings per share:
Earnings from continuing operations	$8.94	$8.59	$8.07
Losses from discontinued operations	(0.01)	(0.02)	(0.01)
Net earnings	$8.93	$8.57	$8.06
Diluted net earnings per share:
Earnings from continuing operations	$8.88	$8.53	$8.00
Losses from discontinued operations	(0.02)	(0.02)	(0.01)
Net earnings	$8.86	$8.51	$7.99
Average number of common shares outstanding:
Basic	117.5	119.9	121.9
Diluted	118.4	120.8	122.9
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Year Ended
	May 25, 2025	May 26, 2024	May 28, 2023
Net earnings	$1,049.6	$1,027.6	$981.9

Foreign currency adjustment	—	0.1	(0.3)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $(1.0), $9.4 and $(1.5), respectively	5.9	20.6	4.3
Net unamortized gain arising during period, including amortization of unrecognized net actuarial loss, net of taxes of $0.2, $0.6 and $0.4, respectively	0.3	1.7	1.1
Other comprehensive income	$6.2	$22.4	$5.1
Total comprehensive income	$1,055.8	$1,050.0	$987.0
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	May 25, 2025	May 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$240.0	$194.8
Receivables, net	93.8	79.1
Inventories	311.6	290.5
Prepaid income taxes	135.6	121.7
Prepaid expenses and other current assets	156.7	136.7
Total current assets	$937.7	$822.8
Land, buildings and equipment, net	4,716.0	4,184.3
Operating lease right-of-use assets	3,555.9	3,429.3
Goodwill	1,659.4	1,391.0
Trademarks	1,346.4	1,148.0
Other assets	371.6	347.6
Total assets	$12,587.0	$11,323.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$439.6	$399.5
Short-term debt	—	86.8
Accrued payroll	207.5	190.1
Accrued income taxes	4.7	6.1
Other accrued taxes	83.0	71.0
Unearned revenues	599.4	591.8
Other current liabilities	913.3	847.2
Total current liabilities	$2,247.5	$2,192.5
Long-term debt	2,128.9	1,370.4
Deferred income taxes	278.8	232.0
Operating lease liabilities - non-current	3,816.9	3,704.7
Other liabilities	1,803.6	1,580.9
Total liabilities	$10,275.7	$9,080.5
Stockholders’ equity:
Common stock and surplus, no par value. Authorized 500.0 shares; issued 117.0 and 118.9 shares, respectively; outstanding 117.0 and 118.9 shares, respectively	2,295.6	2,252.4
Preferred stock, no par value. Authorized 25.0 shares; none issued and outstanding	—	—
Retained earnings (deficit)	(16.1)	(35.5)
Accumulated other comprehensive income	31.8	25.6
Total stockholders’ equity	$2,311.3	$2,242.5
Total liabilities and stockholders’ equity	$12,587.0	$11,323.0

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share data)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at May 29, 2022	123.9	$2,226.0	$(25.9)	$(1.9)	$2,198.2
Net earnings	—	—	981.9	—	981.9
Other comprehensive income	—	—	—	5.1	5.1
Dividends declared ($4.84 per share)	—	—	(594.1)	—	(594.1)
Stock option exercises	0.4	24.2	—	—	24.2
Stock-based compensation	—	32.7	—	—	32.7
Repurchases of common stock	(3.5)	(64.3)	(394.4)	—	(458.7)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.3	11.2	—	—	11.2
Other	—	1.0	—	—	1.0
Balances at May 28, 2023	121.1	$2,230.8	$(32.5)	$3.2	$2,201.5
Net earnings	—	—	1,027.6	—	1,027.6
Other comprehensive income	—	—	—	22.4	22.4
Dividends declared ($5.24 per share)	—	—	(631.9)	—	(631.9)
Stock option exercises	0.4	31.8	—	—	31.8
Stock-based compensation	—	36.6	—	—	36.6
Repurchases of common stock	(2.9)	(55.2)	(398.7)	—	(453.9)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.3	11.8	—	—	11.8
Other	—	(3.4)	—	—	(3.4)
Balances at May 26, 2024	118.9	$2,252.4	$(35.5)	$25.6	$2,242.5
Net earnings	—	—	1,049.6	—	1,049.6
Other comprehensive income	—	—	—	6.2	6.2
Dividends declared ($5.60 per share)	—	—	(663.1)	—	(663.1)
Stock option exercises	0.5	42.8	—	—	42.8
Stock-based compensation	—	41.8	—	—	41.8
Repurchases of common stock	(2.6)	(51.4)	(366.8)	—	(418.2)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.2	12.8	—	—	12.8
Other	—	(2.8)	(0.3)	—	(3.1)
Balances at May 25, 2025	117.0	$2,295.6	$(16.1)	$31.8	$2,311.3

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended
	May 25, 2025	May 26, 2024	May 28, 2023
Cash flows - operating activities
Net earnings	$1,049.6	$1,027.6	$981.9
Losses from discontinued operations, net of tax	1.4	2.9	1.6
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	516.1	459.9	387.8
Impairments and disposal of assets, net	49.2	12.4	(10.6)
Stock-based compensation expense	79.1	68.5	67.5
Change in current assets and liabilities	11.5	95.4	175.7
Contributions to pension and postretirement plans	(1.6)	(1.7)	(2.1)
Deferred income taxes	5.0	(3.2)	(59.5)
Change in other assets and liabilities	—	(23.4)	9.0
Other, net	(3.3)	(16.7)	1.5
Net cash provided by operating activities of continuing operations	$1,707.0	$1,621.7	$1,552.8
Cash flows - investing activities
Purchases of land, buildings and equipment	(644.6)	(601.2)	(564.9)
Proceeds from disposal of land, buildings and equipment	2.5	3.3	25.4
Cash used in business acquisitions, net of cash acquired	(613.7)	(701.1)	—
Purchases of capitalized software and other assets	(27.3)	(27.1)	(29.4)
Other, net	4.8	1.5	0.5
Net cash used in investing activities of continuing operations	$(1,278.3)	$(1,324.6)	$(568.4)
Cash flows - financing activities
Net proceeds from issuance of common stock	55.6	43.6	35.4
Dividends paid	(658.5)	(628.4)	(589.8)
Repurchases of common stock	(418.2)	(453.9)	(458.7)
(Repayment of) proceeds from commercial paper, net	(86.8)	86.8	—
Proceeds from the issuance of long-term debt	750.0	1,100.0	—
Repayments of long-term debt	—	(600.0)	—
Principal payments on finance leases, net	(21.0)	(19.9)	(19.8)
Payment of debt issuance costs	(6.9)	(11.6)	(0.2)
Net cash used in financing activities of continuing operations	$(385.8)	$(483.4)	$(1,033.1)
Cash flows - discontinued operations
Net cash used in operating activities of discontinued operations	(8.5)	(9.8)	(7.2)
Net cash used in discontinued operations	$(8.5)	$(9.8)	$(7.2)
Increase (Decrease) in cash, cash equivalents, and restricted cash	34.4	(196.1)	(55.9)
Cash, cash equivalents, and restricted cash - beginning of year	220.1	416.2	472.1
Cash, cash equivalents and restricted cash - end of year	$254.5	$220.1	$416.2

Reconciliation of cash, cash equivalents, and restricted cash:	May 25, 2025	May 26, 2024	May 28, 2023
Cash and cash equivalents	$240.0	$194.8	$367.8
Restricted cash included in prepaid and other current assets	14.5	25.3	48.4
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$254.5	$220.1	$416.2

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Fiscal Year Ended
	May 25, 2025	May 26, 2024	May 28, 2023
Cash flows from changes in current assets and liabilities
Receivables, net	$(13.2)	$9.3	$(8.2)
Inventories	(20.5)	5.6	(17.3)
Prepaid expenses and other current assets	(6.7)	(1.4)	(24.5)
Accounts payable	26.6	(11.3)	40.9
Accrued payroll	13.3	7.7	(8.4)
Prepaid/accrued income taxes	(15.2)	5.1	143.3
Other accrued taxes	8.0	4.6	1.3
Unearned revenues	5.0	12.9	14.0
Other current liabilities	14.2	62.9	34.6
Change in current assets and liabilities	$11.5	$95.4	$175.7

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the operations of Darden Restaurants, Inc. and its wholly owned subsidiaries (Darden, the Company, we, us or our). We own and operate the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Chuy’s®, Yard House®, Ruth’s Chris Steak House® (“Ruth’s Chris”), The Capital Grille®, Seasons 52®, Eddie V’s Prime Seafood® (Eddie V’s), Bahama Breeze®, and The Capital Burger® restaurant brands located in the United States and Canada. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 5 restaurants we manage through joint venture or other contractual agreements and 85 franchised restaurants. We also have 69 franchised restaurants located in Canada, Latin America, the Caribbean, Asia, and the Middle East. All significant intercompany balances and transactions have been eliminated in consolidation.

On October 11, 2024, we completed our acquisition of Chuy’s Holdings Inc. (Chuy’s), a Delaware corporation, for $37.50 per share in cash. See Note 2, Acquisition of Chuy’s.

During the fourth quarter of fiscal 2025, we entered into an Asset Purchase Agreement (APA) with Recipe Unlimited Corporation (“Recipe”). Pursuant to the APA, we agreed to sell the assets of all eight Olive Garden restaurants located in Canada and certain operating liabilities related thereto, and Recipe agreed to purchase such assets and liabilities and franchise the operations of the restaurants as part of their current franchise portfolio. The APA was signed on April 25, 2025 for an agreed upon sale price of 60.0 million Canadian dollars less the assumption of certain liabilities as part of the transaction. At closing, Darden and Recipe entered into an area development and franchise agreement, pursuant to which Recipe will operate under the Olive Garden tradename and will pay royalties for use of the tradename.

The sale successfully closed in the first quarter of fiscal 2026, and the gain on the sale will be evaluated and recognized in the first quarter of 2026. All assets and liabilities related to this transaction have been classified as held for sale and are primarily included within prepaid expenses and other current assets and other current liabilities on our consolidated balance sheet.

In our June 2025 earnings call, we announced the decision to explore strategic alternatives for the Bahama Breeze brand, which includes 28 locations owned and operated by Darden and one franchise location. We will be exploring a sale of the brand or conversions of some or all of these locations to other Darden brands. The Bahama Breeze assets did not meet the criteria to be classified as held for sale as of the end of fiscal 2025.
For fiscal 2025, 2024 and 2023, all gains and losses on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to the sale of Red Lobster, have been classified as discontinued locations, and have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax benefit” in our consolidated statements of earnings for all periods presented. Neither the pending sale of our eight Olive Garden Canada restaurants nor our recent announcement to explore strategic alternatives for Bahama Breeze meet the requirements to be classified as discontinued operations.
Fiscal Year
We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2025, which ended May 25, 2025, consisted of 52 weeks. Fiscal 2024, which ended May 26, 2024, consisted of 52 weeks and fiscal 2023, which ended May 28, 2023, consisted of 52 weeks.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of cash and cash equivalents are as follows:

(in millions)	May 25, 2025	May 26, 2024
Short-term investments	$21.3	$2.8
Credit card receivables	176.8	153.0
Depository accounts	41.9	39.0
Total cash and cash equivalents	$240.0	$194.8
As of May 25, 2025, and May 26, 2024, we had cash and cash equivalent accounts in excess of insured limits. We manage the credit risk of our positions through utilizing multiple financial institutions and monitoring the credit quality of those financial institutions that hold our cash and cash equivalents. We had restricted cash of $14.5 million as of May 25, 2025 and $25.3 million as of May 26, 2024, which represents cash held as security for a standby letter of credit. Restricted cash is included in Prepaid Expenses and Other Current Assets on the balance sheet. See Note 16, Commitments and Contingencies.
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

	Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024	May 28, 2023
Depreciation and amortization on buildings and equipment	$496.1	$435.1	$367.4
Losses on replacement of equipment	3.9	3.0	2.2

Capitalized Software Costs and Other Definite-Lived Intangibles
Capitalized software, which is a component of other assets, is recorded at cost less accumulated amortization. Capitalized software is amortized using the straight-line method over estimated useful lives ranging from 1 to 10 years. The cost of capitalized software and related accumulated amortization was as follows:

(in millions)	May 25, 2025	May 26, 2024
Capitalized software	$314.8	$292.2
Accumulated amortization	(231.8)	(216.5)
Capitalized software, net of accumulated amortization	$83.0	$75.7

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

(in millions)	May 25, 2025	May 26, 2024
Definite-lived intangible assets	$30.7	$30.7
Accumulated amortization	(16.4)	(14.5)
Definite-lived intangible assets, net of accumulated amortization	$14.3	$16.2

Definite-lived intangible liabilities	$(3.0)	$(3.0)
Accumulated amortization	2.4	2.1
Definite-lived intangible liabilities, net of accumulated amortization	$(0.6)	$(0.9)
Amortization expense from continuing operations associated with capitalized software and other definite-lived intangibles included in depreciation and amortization in our accompanying consolidated statements of earnings was as follows:

	Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024	May 28, 2023
Amortization expense - capitalized software	$18.2	$22.9	$18.6
Amortization expense - other definite-lived intangibles	1.8	1.9	1.8
Based on the net book values of our definite-lived intangible assets and liabilities at May 25, 2025, we expect amortization of capitalized software and other definite-lived intangible assets will be approximately $25.0 million annually for fiscal 2026 through 2030.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Goodwill and Intangible Assets
Our goodwill and trademark balances are allocated as follows:

	Goodwill		Trademarks
(in millions)	May 25, 2025	May 26, 2024	May 25, 2025	May 26, 2024
Olive Garden	$30.2	$30.2	$0.7	$0.7
LongHorn Steakhouse	49.3	49.3	307.8	307.8
Cheddar’s Scratch Kitchen	165.1	165.1	230.1	230.1
Chuy’s	268.4	—	198.4	—
Yard House	369.2	369.2	109.3	109.3
Ruth’s Chris	353.6	353.6	341.7	341.7
The Capital Grille	401.6	401.6	147.4	147.4
Seasons 52	—	—	0.5	0.5
Eddie V’s	22.0	22.0	10.5	10.5
Total	$1,659.4	$1,391.0	$1,346.4	$1,148.0

We have eleven reporting units, eight of which have goodwill and nine of which have trademarks. Goodwill and trademarks are not subject to amortization and have been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant brands. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We review our goodwill and trademarks for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist.

During fiscal 2025, we elected to perform a qualitative assessment for our annual review of goodwill and trademarks to determine whether or not indicators of impairment exist. In considering the qualitative approach related to goodwill, we evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability, the overall financial performance of the reporting units and the impacts of discount rates. As it relates to trademarks, we evaluate similar factors from the goodwill assessment, in addition to impacts of royalty rates. As a result of the qualitative assessment, no indicators of impairment were identified, and no additional indicators of impairment were identified through the end of our fourth fiscal quarter that would require us to test further for impairment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

During the second quarter of fiscal 2025, we entered into an exclusive multi-year delivery arrangement with Uber Technologies, Inc. (Uber). The agreement enables our guests to order delivery via Darden restaurant channels, with delivery handled by Uber. During fiscal 2025, we rolled the program out to nearly all Olive Garden locations and began the rollout to Cheddar’s Scratch Kitchen. Revenue from orders through Company-owned platforms includes delivery fees and is recognized when the delivery partner transfers the order to the guest as the Company controls the delivery. For these sales, the Company receives payment directly from the guest at the time of sale. For all delivery sales, the Company is considered the principal and recognizes revenue on a gross basis.
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
Food and Beverage Costs
Food and beverage costs include inventory, warehousing, related purchasing and distribution costs, and gains and losses on certain commodity derivative contracts. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned. For certain contracts, advance payments are made by the vendors based on estimates of volume to be purchased from the vendors and the terms of the agreement. As we make purchases from the vendors each period, we recognize the pro rata portion of allowances earned as a reduction of food and beverage costs for that period. Differences between estimated and actual purchases are settled in accordance with the terms of the agreements. Vendor agreements are generally for a period of one year or more. Pre-payments received from vendors are initially recorded as long-term liabilities. Amounts expected to be earned within one year are recorded as current liabilities. Certain agreements require payments in arrears and are recorded as current receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income Taxes
We provide for federal and state income taxes currently payable as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal income tax credits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Interest recognized on reserves for uncertain tax positions is included in income tax expense in our consolidated statements of earnings. A corresponding liability for accrued interest is included as a component of other current liabilities on our consolidated balance sheets. Interest accrued for refunds due from the taxing jurisdiction is recognized as a reduction to tax expense and a component of taxes payable. Penalties, when incurred, are recognized in general and administrative expenses.
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
Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by FASB ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use financial and commodities derivatives to manage interest rate, compensation and commodity and foreign exchange pricing risks inherent in our business operations. Our use of derivative instruments is currently limited to interest rate hedges, equity forward contracts, commodity swaps and foreign exchange forwards. These instruments are generally structured as hedges of the variability of cash flows related to forecasted transactions (cash flow hedges). However, we do at times enter into instruments designated as fair value hedges to reduce our exposure to changes in fair value of the related hedged item. We do not enter into derivative instruments for trading or speculative purposes, where changes in the cash flows or fair value of the derivative are not expected to offset changes in cash flows or fair value of the hedged item. All derivatives are recognized on the balance sheet at fair value. For those derivative instruments for which we intend to elect hedge accounting, on the date the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
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
Pre-Opening Expenses
Non-capital expenditures associated with opening new restaurants are expensed as incurred; these costs consist of expense incurred before the opening of a new, relocated or converted restaurant and include occupancy, labor, travel, training, food, beverage and other initial supplies and expenses. These costs are reported as pre-opening costs in our consolidated statements of earnings.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the computation of basic and diluted net earnings per common share:

	Fiscal Year Ended
(in millions, except per share data)	May 25, 2025	May 26, 2024	May 28, 2023
Earnings from continuing operations	$1,051.0	$1,030.5	$983.5
Losses from discontinued operations	(1.4)	(2.9)	(1.6)
Net earnings	$1,049.6	$1,027.6	$981.9
Weighted average common shares outstanding – Basic	117.5	119.9	121.9
Effect of dilutive stock-based compensation	0.9	0.9	1.0
Weighted average common shares outstanding – Diluted	118.4	120.8	122.9
Basic net earnings per share:
Earnings from continuing operations	$8.94	$8.59	$8.07
Losses from discontinued operations	(0.01)	(0.02)	(0.01)
Net earnings	$8.93	$8.57	$8.06
Diluted net earnings per share:
Earnings from continuing operations	$8.88	$8.53	$8.00
Losses from discontinued operations	(0.02)	(0.02)	(0.01)
Net earnings	$8.86	$8.51	$7.99
Stock options, restricted stock units and equity-settled performance stock units excluded from the calculation of diluted net earnings per share because the effect would have been anti-dilutive, are as follows:

	Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024	May 28, 2023
Anti-dilutive stock-based compensation awards	0.1	0.1	0.3
Foreign Currency
The Canadian dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation gains and losses are reported as a separate component of other comprehensive income (loss). Aggregate cumulative translation gains (losses) were $4.6 million at May 25, 2025 and May 26, 2024, respectively. Net gains (losses) from foreign currency transactions recognized in our consolidated statements of earnings were $0.0 million for fiscal 2025, 2024 and 2023, respectively.
Recently Issued Accounting Standards Adopted
As of May 25, 2025, we adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The adoption of ASU 2023-07 did not impact the Company’s results of operations, cash flow, or financial condition. See Note 6 for the Company’s segment disclosures.
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures. We plan to adopt in the fourth quarter of fiscal 2026.

In March 2024, the U.S. Securities and Exchange Commission (SEC) adopted its final rules intended to enhance and standardize climate-related disclosures in registration statements and annual reports. The new rules will require disclosure of material climate-related risks, including disclosure of Board of Directors’ oversight and risk management activities, the material impacts of these risks to the Company and the quantification of material impacts to the Company as a result of severe weather

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
events and other natural conditions. The rules also require disclosure of material greenhouse gas emissions and any material climate-rated targets and goals. The new rules will be effective for annual reporting periods beginning in fiscal year 2026, except for the greenhouse gas emissions disclosures which will be effective for annual reporting periods beginning in fiscal year 2027. On April 4, 2024, the SEC issued a voluntary stay on its final rules until legal challenges to the rules are addressed, and on March 27, 2025, the SEC voted to end its defense of the rules requiring disclosure of climate-related risk and greenhouse gas emissions and withdrew from the litigation. The Company continues to monitor the status of these rules.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires detailed disclosure amounts for purchases of inventory, employee compensation, depreciation, and intangible asset amortization in each relevant expense caption on the income statement. The ASU requires companies to include amounts already required by GAAP in the same disclosure, provide a qualitative description of remaining amounts not separately disaggregated, and disclose the total selling expenses along with the definition of selling expenses in annual reports. The amendment is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendment should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures. We plan to adopt in in fiscal 2028.
NOTE 2 - ACQUISITION OF CHUY’S
On October 11, 2024, we acquired 100 percent of the equity interest of Chuy’s in an all-cash transaction of $649.1 million in total consideration, $613.7 million in net cash consideration, inclusive of the $35.4 million of cash on Chuy’s Holdings balance sheet at closing. We financed the acquisition with a portion of the proceeds from the issuance of a $400.0 million aggregate principal amount of 4.350 percent senior notes due 2027 and a $350.0 million aggregate principal amount of 4.550 percent senior notes due 2029, which were issued on October 3, 2024. See Note 7 for additional information.

The acquired operations of Chuy’s included 103 company-owned locations. The results of Chuy’s operations are included in our consolidated financial statements from the date of acquisition.

The assets and liabilities of Chuy’s were recorded at their respective fair values as of the date of acquisition. We have determined the fair value of these assets, including land, buildings and equipment, and intangible assets, and liabilities, through internal studies and third-party valuations. The fair values set forth below are based on the results of those valuations. As of fiscal year ended May 25, 2025, we are pending additional information related to income tax assets and liabilities and as a result, those numbers are subject to adjustment in fiscal 2026.

The allocation of the purchase price as of fiscal year ended May 25, 2025 is as follows:

	Balances at	Adjustments since acquisition	Balances at
(in millions)	October 11, 2024		May 25, 2025
Cash and cash equivalents	$35.4	$—	$35.4
Other current assets	10.9	(0.4)	10.5
Land, buildings and equipment	204.3	(7.0)	197.3
Operating lease right-of-use assets	337.7	(5.8)	331.9
Trademark	198.4	—	198.4
Other assets	6.1	—	6.1
Goodwill	262.9	5.5	268.4
Total assets acquired	$1,055.7	$(7.7)	$1,048.0
Current liabilities	35.2	(0.8)	34.4
Deferred income taxes	43.0	(0.1)	42.9
Operating lease liabilities - non-current	328.4	(6.8)	321.6
Total liabilities assumed	$406.6	$(7.7)	$398.9
Net assets acquired	$649.1	$—	$649.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill in the amount of $268.4 million. The portion of the purchase price attributable to goodwill represents benefits expected because of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. The trademark has an indefinite life based on the expected use of the asset and the regulatory and economic environment within which it is being used. The trademark represents a highly respected brand with positive connotations, and we intend to cultivate and protect the use of this brand. Goodwill and indefinite-lived trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. Buildings and equipment will be depreciated over a period of 1-30 years.

As a result of the acquisition and related integration efforts, we incurred expenses of $44.6 million ($36.7 million, net of tax) during the twelve months ended May 25, 2025, which are included in general and administrative expenses and interest expense in our consolidated statements of earnings. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of Chuy’s on our consolidated financial statements.

NOTE 3 - REVENUE RECOGNITION
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	May 25, 2025	May 26, 2024
Unearned revenues
Deferred gift card revenue	$628.8	$620.6
Deferred gift card discounts	(30.1)	(29.5)
Other	0.7	0.7
Total	$599.4	$591.8

Other liabilities
Deferred franchise fees - non-current	$5.3	$4.9
The following table presents a rollforward of deferred gift card revenue:

	Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024
Beginning balance	$620.6	$537.0
Acquired deferred gift card revenue	2.6	61.8
Activations	737.0	753.7
Redemptions and breakage	(731.4)	(731.9)
Ending balance	$628.8	$620.6

NOTE 4 - IMPAIRMENTS AND DISPOSAL OF ASSETS, NET
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024	May 28, 2023
Restaurant impairments	$0.1	$0.3	$2.4
Disposal (gains) losses	48.1	13.1	(15.1)
Other	1.0	(1.0)	2.1
Impairments and disposal of assets, net	$49.2	$12.4	$(10.6)

Restaurant impairments and disposal losses for fiscal 2025 were mainly related to the decision to close twenty-two restaurant locations due to underperformance. Restaurant impairments and disposal losses for fiscal 2024 were related to the decision to close nine locations and the write-off of acquired Ruth’s Chris assets. Restaurant impairments for fiscal 2023 were primarily related to one underperforming restaurant whose projected cash flows were not sufficient to cover its respective carrying values and four restaurant closures. Disposal gains for fiscal 2023 were primarily related to sale of properties, sale-leasebacks, disposal of closed locations, and the sale of liquor licenses. Other impacts for fiscal 2025, 2024 and 2023 were primarily related to the write-off of inventory from closed locations, right-of-use asset adjustments on early lease terminations and cancelled projects, respectively.
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
NOTE 5 - LAND, BUILDINGS AND EQUIPMENT, NET
The components of land, buildings and equipment, net, are as follows:

(in millions)	May 25, 2025	May 26, 2024
Land	$158.8	$132.9
Buildings	4,328.9	4,034.5
Equipment	2,569.6	2,345.4
Assets under finance leases	1,490.3	1,252.3
Construction in progress	234.8	179.1
Total land, buildings and equipment	$8,782.4	$7,944.2
Less accumulated depreciation and amortization	(3,870.3)	(3,613.9)
Less amortization associated with assets under finance leases	(196.1)	(146.0)
Land, buildings and equipment, net	$4,716.0	$4,184.3

NOTE 6 - SEGMENT INFORMATION

We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Chuy’s, Yard House, Ruth’s Chris, The Capital Grille, Seasons 52, Eddie V’s, Bahama Breeze and The Capital Burger in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business.

The Olive Garden segment includes the results of our company-owned Olive Garden restaurants in the U.S. and Canada. The LongHorn Steakhouse segment includes the results of our company-owned LongHorn Steakhouse restaurants in the U.S. The Fine Dining segment aggregates our premium brands that operate within the fine-dining sub-segment of full-service dining and includes the results of our company-owned Ruth’s Chris, The Capital Grille and Eddie V’s restaurants in the U.S. The Other Business segment aggregates our remaining brands and includes the results of our company-owned Cheddar’s Scratch Kitchen, Chuy’s, Yard House, Seasons 52, Bahama Breeze and The Capital Burger restaurants in the U.S and ongoing royalties and other fees from our franchise operations and contractually managed locations.

External sales are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments.

Resources are allocated and performance is assessed by the Company’s President and Chief Executive Officer, whom the Company has determined to be its Chief Operating Decision Maker (CODM). Our CODM uses segment profit as the measure for assessing performance of our segments. Segment profit includes revenues and expenses directly attributable to restaurant-level results of operations (sometimes referred to as restaurant-level earnings). Non-cash lease-related expenses from our operating segments are recorded to the corporate level as restaurant expenses (which is a component of segment profit) and depreciation and amortization. Additionally, our lease-related right-of-use assets are not managed or evaluated at the operating segment level, but

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
rather at the corporate level.

During the fourth quarter of 2025, we changed our reporting of segment profit to exclude pre-opening costs in order to better align with our internal reporting and provide a better representation of restaurant-level operating costs. Fiscal 2024 and 2023 figures were recast for comparability.

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 25, 2025 and for the year ended
Sales	$5,212.9	$3,025.5	$1,304.8	$2,533.5	$—	$12,076.7
Food and beverage	1,253.8	1,244.6	414.5	744.1	—	3,657.0
Restaurant labor	1,822.1	780.7	367.7	862.6	—	3,833.1
Restaurant expenses	846.4	408.2	270.8	504.8	(86.2)	1,944.0
Marketing	126.7	9.3	9.3	24.6	—	169.9
Segment profit	$1,163.9	$582.7	$242.5	$397.4	$86.2	$2,472.7
Depreciation and amortization	$186.0	$84.3	$70.0	$119.0	$56.8	$516.1
Impairments and disposal of assets, net	(1.5)	—	8.0	42.0	0.7	49.2
Pre-opening costs	6.5	6.1	3.8	5.4	3.0	24.8
Segment assets	2,880.5	2,077.1	2,623.5	3,821.0	1,184.9	12,587.0
Purchases of land, buildings and equipment	252.0	144.7	96.3	146.8	4.8	644.6

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 26, 2024 and for the year ended
Sales	$5,067.0	$2,806.2	$1,291.5	$2,225.3	$—	$11,390.0
Food and beverage	1,242.7	1,180.6	425.2	675.4	—	3,523.9
Restaurant labor	1,783.1	725.1	351.9	759.2	—	3,619.3
Restaurant expenses	812.6	377.3	259.7	433.2	(70.5)	1,812.3
Marketing	111.2	6.4	9.7	17.2	—	144.5
Segment profit	$1,117.4	$516.8	$245.0	$340.3	$70.5	$2,290.0
Depreciation and amortization	$167.7	$75.8	$65.9	$102.5	$48.0	$459.9
Impairments and disposal of assets, net	0.2	0.7	—	—	11.5	12.4
Pre-opening costs	7.2	5.7	4.0	3.3	4.1	24.3
Segment assets	2,862.4	2,025.7	2,596.5	2,901.1	937.3	11,323.0
Purchases of land, buildings and equipment	260.7	127.4	118.1	97.9	(2.9)	601.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 28, 2023 and for the year ended
Sales	$4,877.8	$2,612.3	$830.8	$2,166.9	$—	$10,487.8
Food and beverage	1,243.1	1,126.8	290.7	695.3	—	3,355.9
Restaurant labor	1,716.8	682.0	217.5	730.0	—	3,346.3
Restaurant expenses	788.1	361.4	159.2	422.5	(54.9)	1,676.3
Marketing	96.1	5.1	3.6	13.5	—	118.3
Segment profit	$1,033.7	$437.0	$159.8	$305.6	$54.9	$1,991.0
Depreciation and amortization	$146.5	$67.7	$35.6	$96.8	$41.2	$387.8
Impairments and disposal of assets, net	—	(3.3)	—	—	(7.3)	(10.6)
Pre-opening costs	7.9	6.1	1.3	5.0	5.6	25.9
Purchases of land, buildings and equipment	252.5	114.0	57.2	119.6	21.6	564.9

	Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024	May 28, 2023
Segment profit	$2,472.7	$2,290.0	$1,991.0
Less general and administrative expenses	(520.3)	(479.2)	(386.1)
Less depreciation and amortization	(516.1)	(459.9)	(387.8)
Less impairments and disposal of assets, net	(49.2)	(12.4)	10.6
Less pre-opening costs	(24.8)	(24.3)	(25.9)
Less interest, net	(175.1)	(138.7)	(81.3)
Earnings before income taxes	$1,187.2	$1,175.5	$1,120.5
NOTE 7 - DEBT
The components of long-term debt are as follows:

(in millions)	May 25, 2025	May 26, 2024
3.850% senior notes due May 2027	$500.0	$500.0
4.350% senior notes due October 2027	400.0	—
4.550% senior notes due October 2029	350.0	—
6.300% senior notes due October 2033	500.0	500.0
6.000% senior notes due August 2035	96.3	96.3
6.800% senior notes due October 2037	42.8	42.8
4.550% senior notes due February 2048	300.0	300.0
Total long-term debt	$2,189.1	$1,439.1
Fair value hedge	(40.0)	(51.8)
Less unamortized discount and issuance costs	(20.2)	(16.9)
Total long-term debt less unamortized discount and issuance costs	$2,128.9	$1,370.4

The aggregate contractual maturities of long-term debt for each of the five fiscal years subsequent to May 25, 2025, and thereafter are as follows:

(in millions)
Fiscal Year	2026	2027	2028	2029	2030	Thereafter
Debt repayments	$—	$500.0	$400.0	$—	$350.0	$939.1
On October 23, 2023, we entered into a $1.25 billion Revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type, and consistent with our Prior Revolving Credit Agreement. As of May 25, 2025, we had no outstanding balances under the Revolving Credit Agreement. As of May 25, 2025, $0.2 million of letters of credit were outstanding, which are backed by this facility. After consideration of letters of credit backed by the Revolving Credit Agreement, as of May 25, 2025, we had $1.25 billion of credit available under the Revolving Credit Agreement.
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
On September 16, 2024, we entered into Amendment No. 1 (Amendment) to the Revolving Credit Agreement, which replaced the prior financial covenant (which provided for a maximum consolidated total debt to total capitalization ratio) with a new financial covenant requiring us to maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 3.50 to 1.00 (which may be temporarily increased to 4.00 to 1.00 upon the election as a result of a covered acquisition, subject to customary limitations set forth in the Revolving Credit Agreement). All other material terms and conditions of the Revolving Credit Agreement were unchanged.
The Revolving Credit Agreement matures on October 23, 2028, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes.
On September 16, 2024, we entered into a senior unsecured $600 million 2-year Term Loan Credit Agreement (Term Loan Agreement) with BOA, as administrative agent, the lenders and other agents party thereto, the material terms of which were consistent with the Revolving Credit Agreement. The intended use of the proceeds was to finance our acquisition of Chuy’s, and we subsequently terminated the Term Loan Agreement on October 3, 2024, in connection with the closing of our senior notes issuance discussed below. We did not draw any funds and there were never any outstanding borrowings under the Term Loan Agreement.
On October 3, 2024, we issued and sold $400.0 million aggregate principal amount of 4.350 percent Senior Notes due 2027 (2027 Notes) and $350 million aggregate principal amount of 4.550 percent Senior Notes due 2029 (2029 Notes and, together with the 2027 Notes, the Notes), pursuant to the provisions of the Underwriting Agreement, dated September 30, 2024, among the Company and BofA Securities, Inc., Truist Securities, Inc., U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein. The Notes were issued under the Company’s Indenture, dated as of January 1, 1996, between the Company and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association, successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as trustee (Base Trustee), as amended and supplemented by the Second Supplemental Indenture, dated as of October 4, 2023, among the Company, the Base Trustee and U.S. Bank Trust Company, National Association, as a successor trustee with respect to the Notes. We used the proceeds from our issuance of the Notes to finance our acquisition of Chuy’s and for general corporate purposes.
The 2027 Notes will mature on October 15, 2027, and the 2029 Notes will mature on October 15, 2029. Interest on the Notes will be paid semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2025, to holders of record on the preceding March 31 or September 30, as the case may be.
The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 25, 2025, no such adjustments are made to this rate.

NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We designate commodity contracts, equity forward contracts and foreign exchange forward contracts as cash flow hedging instruments. Our interest rate swap agreements are designated as fair value hedges of the related debt. During the first quarter of fiscal 2025, we entered into a contract designated as a cash flow hedge of the benchmark interest rate on the debt expected to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
issued during the second quarter of fiscal 2025. Upon issuance of the debt, we settled this contract which resulted in a $1.9 million loss recorded as a component of interest expense due to the immateriality of the loss. Further, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, employee-directed investments in our common stock within the non-qualified deferred compensation plan. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of our common stock investments in the non-qualified deferred compensation plan. Refer to Note 1 for further details on the derivative instruments and hedging activities accounting policy.
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	May 25, 2025			May 25, 2025	May 26, 2024	May 25, 2025	May 26, 2024
Equity Forwards
Designated	0.2	$145.57	$23.7	$—	$—	$0.8	$0.8
Not designated	0.4	$139.89	$61.7	—	—	2.2	2.4
Total equity forwards (2)				$—	$—	$3.0	$3.2
Commodity contracts
Designated	N/A	N/A	$13.8	$—	$0.1	$0.9	$0.7
Not designated	N/A	N/A	$—	—	—	—	—
Total commodity contracts (3)				$—	$0.1	$0.9	$0.7
Interest rate related
Designated	N/A	N/A	$300.0	$—	$—	$40.0	$51.8
Not designated	N/A	N/A		$—	$—	$—	$—
Total interest rate related				$—	$—	$40.0	$51.8
Foreign Exchange Forwards
Designated	N/A	N/A	$18.0	$—	$—	$0.2	$—
Not designated	N/A	N/A		$—	$—	$—	$—
Total foreign exchange forwards (4)				$—	$—	$0.2	$—
Total derivative contracts				$—	$0.1	$44.1	$55.7
(1)Derivative assets and liabilities are included in receivables, net, and other current liabilities, as applicable, on our consolidated balance sheets.
(2)Designated and undesignated equity forwards extend through July 2028.
(3)Commodity contracts extend through June 2026.
(4)Foreign exchange forwards extend through July 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The effects of derivative instruments in cash flow hedging relationships in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024	May 28, 2023	May 25, 2025	May 26, 2024	May 28, 2023
Equity (1)	$9.0	$(6.4)	$8.0	$0.1	$1.3	$(0.8)
Commodity (2)	(1.9)	(1.9)	(9.2)	(1.6)	(6.9)	(3.1)
Interest rate (3)	—	34.9	—	3.4	2.2	(0.1)
Foreign exchange	(0.2)	—	—	—	—	—
Total	$6.9	$26.6	$(1.2)	$1.9	$(3.4)	$(4.0)
(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.
(3)Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

The effects of derivative instruments in fair value hedging relationships in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings on Derivatives			Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024	May 28, 2023	May 25, 2025	May 26, 2024	May 28, 2023
Interest rate (1)(2)	$11.8	$(6.4)	$(17.4)	$(11.8)	$6.4	$17.4

(1) Location of the gain (loss) recognized in earnings on derivatives and related hedged item is interest, net.
(2) Hedged item in fair value hedge relationship is debt.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Fiscal Year Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	May 25, 2025	May 26, 2024	May 28, 2023
General and administrative expenses	25.6	(3.1)	18.3
Based on the fair value of our derivative instruments designated as cash flow hedges as of May 25, 2025, we expect to reclassify $3.1 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of equity forward, commodity, and interest rate contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

NOTE 9 - FAIR VALUE MEASUREMENTS
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis at May 25, 2025 and May 26, 2024:

Items Measured at Fair Value at May 25, 2025
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(0.9)	$—	$(0.9)	$—
Equity forwards	(2)	(3.0)	—	(3.0)	—
Interest rate swaps	(3)	(40.0)	—	(40.0)	—
Foreign exchange forwards	(4)	(0.2)		(0.2)
Total		$(44.1)	$—	$(44.1)	$—

Items Measured at Fair Value at May 26, 2024
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(0.6)	$—	$(0.6)	$—
Equity forwards	(2)	(3.2)	—	(3.2)	—
Interest rate swaps	(3)	(51.8)	—	(51.8)	—
Total		$(55.6)	$—	$(55.6)	$—
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
(4)The fair value of our foreign exchange forwards is based on closing forward exchange market prices, inclusive of the risk of nonperformance.

The carrying value and fair value of long-term debt, as of May 25, 2025, was $2.13 billion. The carrying value and fair value of long-term debt as of May 26, 2024, was $1.37 billion. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is generally determined based on third-party market appraisals which includes market data for similar assets. As of May 25, 2025 and May 26, 2024, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of May 25, 2025, adjustments to the fair values of non-financial assets specifically right-of-use assets, classified as Level 3, were determined to have a fair value of $8.0 million. As of May 26, 2024, adjustments to the fair values of long-lived assets held and used were determined to have a fair value of $1.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 10 - STOCKHOLDERS’ EQUITY

Share Repurchase Program
All of the shares purchased during the fiscal year ended May 25, 2025 were purchased as part of our repurchase program authorized by our Board of Directors. On June 18, 2025, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1.0 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 20, 2025 does not have an expiration date and replaces the previously existing share repurchase authorization.
Share Retirements
As of May 25, 2025, of the 213.3 million cumulative shares repurchased under the current and previous authorizations, 201.9 million shares were retired and restored to authorized but unissued shares of common stock and there are no remaining treasury shares. We expect that all shares of common stock acquired in the future will also be retired and restored to authorized but unissued shares of common stock.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 28, 2023	$4.5	$3.9	$(5.2)	$3.2
Gain (loss)	0.1	18.4	1.1	19.6
Reclassification realized in net earnings	—	2.2	0.6	2.8
Balances at May 26, 2024	$4.6	$24.5	$(3.5)	$25.6
Gain (loss)	—	7.4	(0.2)	7.2
Reclassification realized in net earnings	—	(1.5)	0.5	(1.0)
Balances at May 25, 2025	$4.6	$30.4	$(3.2)	$31.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the amounts and line items in our consolidated statements of earnings where other adjustments reclassified from AOCI into net earnings were recorded:

		Fiscal Year Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	May 25, 2025	May 26, 2024
Derivatives
Commodity contracts	(1)	$(1.6)	$(6.9)
Equity contracts	(2)	0.1	1.3
Interest rate contracts	(3)	3.4	2.2
	Total before tax	$1.9	$(3.4)
	Tax benefit	(0.4)	1.2
	Net of tax	$1.5	$(2.2)

		Fiscal Year Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	May 25, 2025	May 26, 2024
Benefit plan funding position
Pension/postretirement plans- actuarial losses	(4)	$—	$(0.1)
Recognized net actuarial gain (loss) - other plans	(5)	(0.7)	(0.7)
	Total before tax	$(0.7)	$(0.8)
	Tax benefit	0.2	0.2
	Net of tax	$(0.5)	$(0.6)

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

NOTE 11 - LEASES

The components of lease expense for continuing operations in the consolidated statements of earnings for the fiscal years ended May 25, 2025, May 26, 2024 and May 28, 2023 are as follows:

(in millions)	May 25, 2025	May 26, 2024	May 28, 2023
Operating lease expense	$413.7	$404.6	$377.9
Finance lease expense
Amortization of leased assets	57.2	48.1	41.2
Interest on lease liabilities	67.7	54.2	44.3
Variable lease expense	35.6	34.6	22.6
Total lease expense	$574.2	$541.5	$486.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of lease assets and liabilities on the consolidated balance sheet as of May 25, 2025 and May 26, 2024 are as follows:

(in millions)	Balance Sheet Classification	May 25, 2025	May 26, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,555.9	$3,429.3
Finance lease right-of-use assets	Land, buildings and equipment, net	1,294.2	1,106.3
Total lease assets, net		$4,850.1	$4,535.6

Operating lease liabilities - current	Other current liabilities	$220.1	$198.8
Finance lease liabilities - current	Other current liabilities	23.8	15.3
Operating lease liabilities - non-current	Operating lease liabilities - non-current	3,816.9	3,704.7
Finance lease liabilities - non-current	Other liabilities	1,583.8	1,357.1
Total lease liabilities		$5,644.6	$5,275.9

Supplemental cash flow information related to leases for the fiscal years ended May 25, 2025, May 26, 2024 and May 28, 2023:

(in millions)	May 25, 2025	May 26, 2024	May 28, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (1)	$410.4	$397.2	$367.6
Operating cash flows from finance leases	67.7	54.2	44.3
Financing cash flows from finance leases (1)	22.8	22.0	19.8
Right-of-use assets obtained in exchange for new operating lease liabilities (2)	373.0	341.2	131.5
Right-of-use assets obtained in exchange for new finance lease liabilities	152.8	97.3	75.1
Net change in right-of-use assets mainly due to lease modifications resulting in reclassification of leases from operating to finance	81.5	49.8	86.3
(1) Excludes cash received for any lease incentives.
(2) Right-of-use assets obtained in fiscal 2025 and fiscal 2024 includes $331.9 million from the acquisition of Chuy’s and $303.4 million from the acquisition of Ruth’s Chris, respectively.
The weighted-average remaining lease terms and discount rates as of May 25, 2025 and May 26, 2024 are as follows:

(in millions)	May 25, 2025	May 26, 2024
Weighted-Average Remaining Lease Term (Years)
Operating leases	14.8	14.8
Finance leases	22.3	22.2
Weighted-Average Discount Rate (1)
Operating leases	4.6%	4.5%
Finance leases	4.7%	4.4%
(1)We cannot determine the interest rate implicit in our leases. Therefore, the discount rate represents our incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to our corporate credit rating for a secured or collateralized instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The annual maturities of our lease liabilities as of May 25, 2025 are as follows:

(in millions)
Fiscal Year	Operating Leases	Finance Leases
2026	438.0	102.9
2027	443.5	107.6
2028	435.8	109.4
2029	420.0	111.2
2030	403.7	113.2
Thereafter	3,648.7	2,200.6
Total future lease commitments (1)	$5,789.7	$2,744.9
Less imputed interest	(1,752.7)	(1,137.3)
Present value of lease liabilities (2)	$4,037.0	$1,607.6
(1)Of the $5,789.7 million of total future operating lease commitments and $2,744.9 million of total future finance lease commitments, $2,250.1 million and $815.9 million, respectively, are non-cancelable.
(2)Excludes approximately $194.4 million of net present value of lease payments related to 52 real estate leases signed, but not yet commenced.
NOTE 12 - ADDITIONAL FINANCIAL INFORMATION
The tables below provide additional financial information related to our consolidated financial statements:
Balance Sheets

(in millions)	May 25, 2025	May 26, 2024
Receivables, net
Gift card sales	$42.2	$41.8
Miscellaneous	52.2	37.7
Allowance for doubtful accounts	(0.6)	(0.4)
Total	$93.8	$79.1

Other Current Liabilities
Non-qualified deferred compensation plan	$301.9	$274.8
Sales and other taxes	124.3	104.2
Insurance-related	41.6	44.8
Employee benefits	59.4	55.1
Accrued interest	21.4	20.2
Lease liabilities - current	243.9	214.1
Derivatives	44.1	55.7
Miscellaneous	76.7	78.3
Total	$913.3	$847.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Statements of Earnings

	Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024	May 28, 2023
Interest, net
Interest expense	$115.9	$93.5	$50.2
Imputed interest on finance leases	67.7	54.2	44.3
Capitalized interest	(5.1)	(4.5)	(5.4)
Interest income	(3.4)	(4.5)	(7.8)
Total	$175.1	$138.7	$81.3

Statements of Cash Flows

	Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024	May 28, 2023
Cash paid during the fiscal year for:
Interest, net of amounts capitalized	$171.9	$135.1	$82.4
Income taxes, net of refunds	$148.5	$136.3	$47.4
Non-cash investing and financing activities:
Increase in land, buildings and equipment through accrued purchases	$47.0	$40.0	$66.7

NOTE 13 - INCOME TAXES
Total income tax expense (benefit) was allocated as follows:

	Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024	May 28, 2023
Earnings from continuing operations	$136.2	$145.0	$137.0
Loss from discontinued operations	(0.8)	(1.7)	(0.8)
Total consolidated income tax expense (benefit)	$135.4	$143.3	$136.2

The components of earnings from continuing operations before income taxes and the provision for income taxes thereon are as follows:

	Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024	May 28, 2023
Earnings from continuing operations before income taxes:
U.S.	$1,180.6	$1,169.2	$1,117.3
Foreign	6.6	6.3	3.2
Earnings from continuing operations before income taxes	$1,187.2	$1,175.5	$1,120.5
Income taxes:
Current:
Federal	$80.9	$99.2	$165.9
State and local	54.4	43.5	25.6
Foreign	—	3.0	1.6
Total current	$135.3	$145.7	$193.1
Deferred (principally U.S.):
Federal	$0.2	$(0.7)	$(69.2)
State and local	0.7	—	13.1
Total deferred	$0.9	$(0.7)	$(56.1)
Total income tax expense	$136.2	$145.0	$137.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effective income tax rates for fiscal 2025 and 2024 for continuing operations were 11.5 percent and 12.3 percent, respectively. During fiscal 2025, we had income tax expense of $136.2 million on earnings before income tax of $1.19 billion compared to income tax expense of $145.0 million on earnings before income taxes of $1.18 billion in fiscal 2024. This change was primarily driven by federal tax credits.
The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate from continuing operations included in the accompanying consolidated statements of earnings:

	Fiscal Year Ended
	May 25, 2025	May 26, 2024	May 28, 2023
U.S. statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefits	3.8	3.3	3.1
Benefit of federal income tax credits	(11.0)	(10.5)	(10.4)
Stock-based compensation tax benefit	(0.7)	(1.1)	(0.9)
Other, net	(1.6)	(0.4)	(0.6)
Effective income tax rate	11.5%	12.3%	12.2%

As of May 25, 2025, we had estimated current prepaid state and federal income taxes of $5.3 million and $130.3 million, respectively, which is included on our accompanying consolidated balance sheets as prepaid income taxes and estimated current state income taxes payable of $1.3 million which is included on our accompanying consolidated balance sheets as accrued income taxes.
As of May 25, 2025, we had unrecognized tax benefits of $21.4 million, which represents the aggregate tax effect of the differences between tax return positions and benefits recognized in our consolidated financial statements, all of which would favorably affect the effective tax rate if resolved in our favor. Included in the balance of unrecognized tax benefits at May 25, 2025, is $1.3 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. All of the $1.3 million relates to items that would impact our effective income tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(in millions)
Balances at May 26, 2024	$22.7
Additions related to current-year tax positions	5.6
Additions related to prior-year tax positions	0.7
Net reductions due to settlements with taxing authorities	(4.4)
Reductions to tax positions due to statute expiration	(3.2)
Balances at May 25, 2025	$21.4
Interest included in income tax expense in our consolidated statements of earnings is as follows:

	Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024	May 28, 2023
Interest recorded on unrecognized tax benefits	$1.4	$1.7	$2.2
Interest recorded on income tax receivables	$(6.3)	$(6.9)	$(6.8)
Total (Benefit) Expense	$(4.9)	$(5.2)	$(4.6)

At May 25, 2025, we had $2.3 million accrued for the payment of interest associated with unrecognized tax benefits and $20.6 million accrued as interest receivable on accrued refunds.

For U.S. federal income tax purposes, we participate in the IRS’s Compliance Assurance Process (CAP), whereby our U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. Income tax returns are subject to audit by state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
differing interpretations of the tax laws. The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, Canada, and all states in the U.S. that have an income tax. With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before fiscal 2024, and state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2020.
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

(in millions)	May 25, 2025	May 26, 2024
Accrued liabilities	$149.8	$136.4
Compensation and employee benefits	136.2	127.8
Lease liabilities	1,430.1	1,332.4
Net operating loss, credit and charitable contribution carryforwards	84.1	71.8
Other	—	1.0
Gross deferred tax assets	$1,800.2	$1,669.4
Valuation allowance	(19.8)	(26.8)
Deferred tax assets, net of valuation allowance	$1,780.4	$1,642.6
Trademarks and other acquisition related intangibles	(330.1)	(274.6)
Buildings and equipment	(409.2)	(373.5)
Capitalized software and other assets	(33.3)	(30.4)
Lease assets	(1,266.1)	(1,183.8)
Other	(20.5)	(12.3)
Gross deferred tax liabilities	$(2,059.2)	$(1,874.6)
Net deferred tax liabilities	$(278.8)	$(232.0)

We have deferred tax assets of $25.2 million reflecting the benefit of federal credit carryforwards, before valuation allowance, which expire at various dates between fiscal 2026 and fiscal 2045. We have deferred tax assets of $58.9 million reflecting the benefit of state net operating loss, credit, and charitable contribution carryforwards, before federal benefit and valuation allowance, which expire at various dates between fiscal 2026 and fiscal 2045.

We have taken current and potential future expirations into consideration when evaluating the need for valuation allowances against these deferred tax assets. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at May 25, 2025.
NOTE 14 - RETIREMENT PLANS
Defined Benefit Plan and Postretirement Benefit Plan

We sponsor an unfunded non-contributory postretirement benefit plan that provides health care benefits to certain eligible salaried retirees as a subsidy credit to a health care reimbursement account. This benefit is not impacted by future changes in health care cost trend rates. As of May 25, 2025 and May 26, 2024, the benefit obligation was $10.8 million and $12.3 million, respectively. We fund on a pay-as-you go basis with approximately $1.2 million in annual fundings.

We also sponsor a supplemental defined benefit pension plan, which is an unfunded nonqualified plan separate from our terminated primary pension plan which was settled in fiscal 2020. The supplemental plan is frozen and therefore no longer accruing benefits for participants. As of May 25, 2025 and May 26, 2024, the benefit obligation was approximately $3 million and we fund on a pay-as-you-go basis with $0.4 million funded annually.

Defined Contribution Plan
We have a defined contribution (401(k)) plan (Darden Savings Plan) covering most employees age 18 and older. We match contributions for participants with at least one year of service up to 6 percent of compensation, based on our performance. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
match ranges from a minimum of $0.25 to $1.20 for each dollar contributed by the participant. The Darden Savings Plan also provides for a profit sharing contribution for eligible participants equal to 1.5 percent of the participant’s compensation. Expense recognized in fiscal 2025, 2024 and 2023 was $35.5 million, $45.6 million and $37.7 million, respectively. Employees classified as “highly compensated” under the IRC are not eligible to participate in the Darden Savings Plan. Instead, highly compensated employees are eligible to participate in a separate non-qualified deferred compensation (FlexComp) plan. The FlexComp plan allows eligible employees to defer the payment of part of their annual salary and all or part of their annual bonus and provides for awards that approximate the matching contributions that participants would have received had they been eligible to participate in the Darden Savings Plan, as well as an additional retirement contribution amount. Amounts payable to highly compensated employees under the FlexComp plan totaled $301.9 million and $274.8 million at May 25, 2025 and May 26, 2024, respectively. These amounts are included in other current liabilities on our accompanying consolidated balance sheets.

NOTE 15 - STOCK-BASED COMPENSATION

In September 2015, our shareholders approved the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (2015 Plan). All equity grants subject to FASB ASC Topic 718 after the date of approval are made under the 2015 Plan. No further equity grants after that date are permitted under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan or any other prior stock option and/or stock grant plans (collectively, the Prior Plans). The 2015 Plan and the Prior Plans are administered by the Compensation Committee of the Board of Directors. The 2015 Plan provides for the issuance of up to 10.2 million common shares in connection with the granting of non-qualified stock options, restricted stock, restricted stock units (RSUs), performance-based restricted stock units (PRSUs) and other stock-based awards such as Darden stock units to employees, consultants and non-employee directors. As of May 25, 2025, approximately 10.0 thousand shares may be issued under outstanding awards that were granted under the Prior Plans and may still vest and be exercised in accordance with their terms.
Stock-based compensation expense included in continuing operations was as follows:

	Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024	May 28, 2023
Stock options	$7.5	$6.8	$6.3
Restricted stock units	9.8	8.6	7.4
Darden stock units	37.3	31.9	34.8
Equity-settled performance-based restricted stock units	19.4	16.1	14.3
Employee stock purchase plan	3.2	3.0	2.8
Director compensation program/other	1.9	2.1	1.9
Total	$79.1	$68.5	$67.5
Excess income tax benefits related to the exercise of stock options and vesting of other equity-settled stock-based compensation recognized in income tax expense from continuing operations was as follows:

	Fiscal Year Ended
(in millions)	May 25, 2025	May 26, 2024	May 28, 2023
Income tax benefits	$11.8	$12.7	$6.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes model to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 25, 2025	May 26, 2024	May 28, 2023
Weighted-average fair value	$44.79	$55.56	$36.20
Dividend yield	3.6%	3.4%	3.8%
Expected volatility of stock	40.8%	42.2%	42.0%
Risk-free interest rate	4.1%	4.0%	2.8%
Expected option life (in years)	6.3	5.9	5.9
Weighted-average exercise price per share	$139.43	$169.02	$121.47
The following table presents a summary of our stock option activity as of and for the year ended May 25, 2025:

	Options (in millions)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in millions)
Outstanding beginning of period	1.34	$111.08	5.68	$51.6
Options granted	0.17	139.43
Options exercised	(0.48)	90.10
Options canceled	—	—
Outstanding end of period	1.03	$125.30	6.16	$80.9
Exercisable	0.51	$108.75	4.41	$49.0

The total intrinsic value of options exercised during fiscal 2025, 2024 and 2023 was $43.5 million, $33.6 million and $29.7 million, respectively. Cash received from option exercises during fiscal 2025, 2024 and 2023 was $42.8 million, $31.8 million and $24.2 million, respectively. Stock options generally vest over 4 years and have a maximum contractual period of 10 years from the date of grant. We settle employee stock option exercises with authorized but unissued shares of Darden common stock.
As of May 25, 2025, there was $4.5 million of unrecognized compensation cost related to unvested stock options granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of stock options that vested during fiscal 2025 was $7.5 million.
Restricted stock and RSUs are granted at a value equal to the market price of our common stock on the date of grant, and are amortized over their service periods which generally range from one to three years. Restrictions with regard to restricted stock and RSUs lapse at the end of their service periods at which time employees receive unrestricted shares of Darden stock.
The following table presents a summary of our RSU activity as of and for the fiscal year ended May 25, 2025:

	Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding beginning of period	0.26	$132.38
Shares granted	0.08	148.94
Shares vested	(0.07)	136.62
Shares canceled	(0.01)	158.78
Outstanding end of period	0.26	$135.67

As of May 25, 2025, there was $7.3 million of unrecognized compensation cost related to unvested RSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of RSUs that vested during fiscal 2025, 2024 and 2023 was $9.9 million, $7.9 million and $6.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table presents a summary of our Darden stock unit activity as of and for the fiscal year ended May 25, 2025:

(All units settled in cash)	Units (in millions)	Weighted-Average Fair Value Per Unit
Outstanding beginning of period	0.76	$147.60
Units granted	0.20	145.03
Units vested	(0.29)	149.87
Units canceled	(0.03)	139.35
Outstanding end of period	0.64	$204.02

As of May 25, 2025, our total Darden stock unit liability was $83.5 million, including $40.0 million recorded in other current liabilities and $43.5 million recorded in other liabilities on our consolidated balance sheets. As of May 26, 2024, our total Darden stock unit liability was $75.9 million, including $37.4 million recorded in other current liabilities and $38.5 million recorded in other liabilities on our consolidated balance sheets.

Based on the value of our common stock as of May 25, 2025, there was $29.9 million of unrecognized compensation cost related to Darden stock units granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 2.1 years but the amount that vests is ultimately dependent on the value of Darden stock at the vesting date. The total fair value of Darden stock units that vested during fiscal 2025 was $42.8 million.

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

The weighted-average grant date fair value of equity-settled PRSUs and the related assumptions used in the Monte Carlo simulation to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 25, 2025	May 26, 2024	May 28, 2023
Dividend yield (1)	0.0%	0.0%	0.0%
Expected volatility of stock	26.5%	32.3%	55.5%
Risk-free interest rate	4.2%	4.5%	2.9%
Expected option life (in years)	2.9	2.9	2.8
Weighted-average grant date fair value per unit	$181.65	$217.11	$137.73
(1)Assumes a reinvestment of dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a summary of our equity-settled PRSU activity as of and for the fiscal year ended May 25, 2025:

	Units (in millions)	Weighted-Average Grant Date Fair Value Per Unit
Outstanding beginning of period	0.35	$152.39
Units granted	0.11	181.65
Units granted/canceled performance impact	0.02	158.40
Units vested	(0.15)	126.63
Units canceled	—	—
Outstanding end of period	0.33	$175.95

As of May 25, 2025, there was $9.8 million of unrecognized compensation cost related to unvested equity-settled PRSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of equity-settled PRSUs that vested during fiscal 2025 was $18.4 million.
We maintain an Employee Stock Purchase Plan to provide eligible employees who have completed one year of service (excluding certain employees who are employed less than full time or own 5.0 percent or more of our capital stock or that of any subsidiary) an opportunity to invest up to $5.0 thousand per calendar quarter to purchase shares of our common stock, subject to certain limitations. Under the plan, up to an aggregate of 6.2 million shares are available for purchase by employees at a purchase price that is 85.0 percent of the fair market value of our common stock on either the first or last trading day of each calendar quarter, whichever is lower. Cash received from employees pursuant to the plan during fiscal 2025, 2024 and 2023 was $12.8 million, $11.8 million and $11.2 million, respectively. Shares issued to employees under the Employee Stock Purchase Plan during fiscal 2025, 2024 and 2023 were 0.1 million.

NOTE 16 - COMMITMENTS AND CONTINGENCIES
As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable for guarantees of subsidiary obligations under standby letters of credit. At May 25, 2025 and May 26, 2024, we had $80.0 million and $79.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. At May 25, 2025 and May 26, 2024, we had $16.7 million and $16.8 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
At May 25, 2025 and May 26, 2024, we had $76.5 million and $71.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties, primarily related to the disposition of Red Lobster in fiscal 2015. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential payments discounted at our weighted-average cost of capital at May 25, 2025 and May 26, 2024, amounted to $61.2 million and $57.7 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. At May 25, 2025 and May 26, 2024, the liability recorded for our expected credit losses under these leases was $10.6 million. These guarantees expire over their respective lease terms, which range from fiscal 2026 through fiscal 2034.
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

NOTE 17 - SUBSEQUENT EVENTS
On June 18, 2025, the Board of Directors declared a cash dividend of $1.50 per share to be paid August 1, 2025 to all shareholders of record as of the close of business on July 10, 2025.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 25, 2025, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 25, 2025.
During the fiscal quarter ended May 25, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The annual report of our management on internal control over financial reporting, and the audit report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting are included in this Annual Report under the caption “Item 8 - Financial Statements and Supplementary Data.”

Item 9B. OTHER INFORMATION

During the quarter ended May 25, 2025, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in the sections entitled “Executive Officers of the Registrant,” “Proposal 1 – Election of Nine Directors From the Named Director Nominees,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance and Board Administration” and “Insider Trading Policy Statement” in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated herein by reference.
All of our employees are subject to Darden’s Code of Conduct (Employee Code of Conduct). We also have a Code of Ethics for CEO and Senior Financial Officers (CEO and Senior Financial Officer Code of Ethics) that highlights specific responsibilities of our CEO and senior financial officers. We also have a Code of Business Conduct and Ethics for members of the Board of Directors (the Board Code of Conduct, and together with the Employee Code of Conduct and the CEO and Senior Financial Officer Code of Ethics, our Codes of Business Conduct and Ethics). These documents are posted on our website at www.darden.com and are available in print free of charge to any shareholder who requests them. We will disclose any amendments to or waivers of these Codes of Business Conduct and Ethics for directors, executive officers or Senior Financial Officers on our website.
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

Item 11. EXECUTIVE COMPENSATION
The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the sections entitled “Stock Ownership of Principal Shareholders,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the sections entitled “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated herein by reference.

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

Date:	July 18, 2025	DARDEN RESTAURANTS, INC.

		By:	/s/ Ricardo Cardenas
Ricardo Cardenas, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ricardo Cardenas	Director, President and Chief Executive Officer (Principal executive officer)	July 18, 2025
Ricardo Cardenas

/s/ Rajesh Vennam	Senior Vice President, Chief Financial Officer (Principal financial officer)	July 18, 2025
Rajesh Vennam

/s/ John W. Madonna	Senior Vice President, Corporate Controller (Principal accounting officer)	July 18, 2025
John W. Madonna
/s/ Margaret Shan Atkins*	Director
Margaret Shan Atkins

/s/ Juliana L. Chugg*	Director
Juliana L. Chugg

/s/ James P. Fogarty*	Director
James P. Fogarty

/s/ Cynthia T. Jamison*	Director and Chair of the Board
Cynthia T. Jamison

/s/ Daryl A. Kenningham*	Director
Daryl Kenningham

/s/ William S. Simon*	Director
William S. Simon

/s/ Charles M. Sonsteby*	Director
Charles M. Sonsteby

/s/ Timothy J. Wilmott*	Director
Timothy J. Wilmott

*By:	/s/ A. Noni Holmes-Kidd
A. Noni Holmes-Kidd, Attorney-In-Fact
July 18, 2025

EXHIBIT INDEX
Exhibit Number	Title

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

4.10
Officers’ Certificate and Authentication Order, dated October 3, 2024, for the 4.350% Senior Notes due 2027 and the 4.550% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 3, 2024).

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

10.29
Amendment No. 1 to Revolving Credit Agreement among Darden Restaurants, Inc. certain lenders parties thereto and Bank of America, N.A., as administrative agent, dated September 16, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 18, 2024).

*10.30
Form of Restricted Stock Unit Award Agreement For Non-Employee Directors under the [Amended and Restated] Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2024).

*10.31
Form of Restricted Stock Unit Award Agreement For Non-Employee Directors (Quarterly Grant in Lieu of Cash Retainer) under the [Amended and Restated] Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2024).

*10.32
Form of FY 2025 Performance Stock Unit Award Agreement (United States) under the [Amended and Restated] Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2024).

*10.33
Form of FY 2025 Restricted Stock Unit Award Agreement (United States) under the [Amended and Restated] Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2024).

*10.34
Form of FY 2025 Nonqualified Stock Option Award Agreement under the [Amended and Restated] Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2024).

*10.35	Amended and Restated Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 25, 2024).

*10.36	Form of Omnibus First Amendment to Darden Restaurants, Inc. 2015 Omnibus Incentive Plan Award Agreements.

*10.37	Form of FY 20[__] Performance Stock Unit Award Agreement under the Amended and Restated Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.38	Form of FY 20[__] Restricted Stock Unit Award Agreement under the Amended and Restated Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.39	Form of FY 20[__] Nonqualified Stock Option Award Agreement under the Amended and Restated Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.40
Amended and Restated Darden Restaurants, Inc. Benefits Trust Grantor Trust Agreement, dated as of May 15, 2024, by and between Darden Restaurants, Inc. and Delaware Charter Guarantee & Trust Company (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2024)

*10.41
Amended and Restated RARE Hospitality International, Inc. Deferred Compensation Plan Trust Grantor Trust Agreement, dated as of May 15, 2024, by and between Darden Restaurants, Inc. and Delaware Charter Guarantee & Trust Company (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2024)

*10.42
First Amendment to the Darden Restaurants, Inc. FlexComp Plan (as amended and restated effective June 1, 2021), effective as of June 1, 2024 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2024)

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