Form 10-Q
period 2025-08-24
DARDEN RESTAURANTS INC
filed 2025-09-26
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 24, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of September 15, 2025: 116,313,762.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	August 24, 2025	August 25, 2024
Sales	$3,044.7	$2,757.0
Costs and expenses:
Food and beverage	929.1	846.7
Restaurant labor	988.0	889.3
Restaurant expenses	504.2	453.7
Pre-opening costs	5.9	4.5
Marketing expenses	49.1	44.7
General and administrative expenses	136.1	126.4
Depreciation and amortization	135.1	121.5
Impairments and (gain) loss on disposal of assets, net	(42.0)	1.0
Total operating costs and expenses	$2,705.5	$2,487.8
Operating income	339.2	269.2
Interest, net	45.4	37.1
Earnings before income taxes	293.8	232.1
Income tax expense	35.9	24.5
Earnings from continuing operations	$257.9	$207.6
Losses from discontinued operations, net of tax benefit of $0.4 and $0.4, respectively	(0.1)	(0.4)
Net earnings	$257.8	$207.2
Basic net earnings per share:
Earnings from continuing operations	$2.21	$1.75
Losses from discontinued operations	—	—
Net earnings	$2.21	$1.75
Diluted net earnings per share:
Earnings from continuing operations	$2.19	$1.74
Losses from discontinued operations	—	—
Net earnings	$2.19	$1.74
Average number of common shares outstanding:
Basic	116.7	118.5
Diluted	117.6	119.2

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	August 24, 2025	August 25, 2024
Net earnings	$257.8	$207.2

Foreign currency adjustment	(4.6)	—
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.0 and $0.5, respectively	(1.3)	0.2
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial gain (loss), net of taxes of $0.0 and $0.1, respectively, related to pension and other post-employment benefits	0.1	0.1
Other comprehensive income	$(5.8)	$0.3
Total comprehensive income	$252.0	$207.5
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	August 24, 2025	May 25, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$211.0	$240.0
Receivables, net	94.1	93.8
Inventories	309.6	311.6
Prepaid income taxes	155.7	135.6
Prepaid expenses and other current assets	162.4	156.7
Total current assets	$932.8	$937.7
Land, buildings and equipment, net of accumulated depreciation and amortization of $4,180.6 and $4,066.4, respectively	4,826.6	4,716.0
Operating lease right-of-use assets	3,608.0	3,555.9
Goodwill	1,658.2	1,659.4
Trademarks	1,346.4	1,346.4
Other assets	387.6	371.6
Total assets	$12,759.6	$12,587.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$468.7	$439.6
Short-term debt	142.0	—
Accrued payroll	180.0	207.5
Accrued income taxes	1.3	4.7
Other accrued taxes	93.0	83.0
Unearned revenues	562.7	599.4
Other current liabilities	899.1	913.3
Total current liabilities	$2,346.8	$2,247.5
Long-term debt	2,135.1	2,128.9
Deferred income taxes	333.0	278.8
Operating lease liabilities - non-current	3,878.3	3,816.9
Other liabilities	1,840.8	1,803.6
Total liabilities	$10,534.0	$10,275.7
Stockholders’ equity:
Common stock and surplus	$2,300.2	$2,295.6
Retained earnings (deficit)	(100.6)	(16.1)
Accumulated other comprehensive income	26.0	31.8
Total stockholders’ equity	$2,225.6	$2,311.3
Total liabilities and stockholders’ equity	$12,759.6	$12,587.0

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended August 24, 2025 and August 25, 2024
(In millions)
(Unaudited)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at May 25, 2025	117.0	$2,295.6	$(16.1)	$31.8	$2,311.3
Net earnings	—	—	257.8	—	257.8
Other comprehensive income	—	—	—	(5.8)	(5.8)
Dividends declared ($1.50 per share)	—	—	(176.6)	—	(176.6)
Stock option exercises	0.1	5.5	—	—	5.5
Stock-based compensation	—	14.1	—	—	14.1
Repurchases of common stock	(0.9)	(17.0)	(165.7)	—	(182.7)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.2	3.3	—	—	3.3
Other	—	(1.3)	—	—	(1.3)
Balance at August 24, 2025	116.4	$2,300.2	$(100.6)	$26.0	$2,225.6

Balance at May 26, 2024	118.9	$2,252.4	$(35.5)	$25.6	$2,242.5
Net earnings	—	—	207.2	—	207.2
Other comprehensive income	—	—	—	0.3	0.3
Dividends declared ($1.40 per share)	—	—	(166.4)	—	(166.4)
Stock option exercises	0.1	6.6	—	—	6.6
Stock-based compensation	—	24.1	—	—	24.1
Repurchases of common stock	(1.2)	(22.6)	(149.8)	—	(172.4)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.2	3.1	—	—	3.1
Other	—	(1.3)	—	—	(1.3)
Balance at August 25, 2024	118.0	$2,262.3	$(144.5)	$25.9	$2,143.7

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	August 24, 2025	August 25, 2024
Cash flows—operating activities
Net earnings	$257.8	$207.2
Losses from discontinued operations, net of tax	0.1	0.4
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	135.1	121.5
Impairments and (gain) loss on disposal of assets, net	(42.0)	1.0
Stock-based compensation expense	25.0	34.7
Change in current assets and liabilities	(79.2)	(77.8)
Contributions to pension and postretirement plans	(0.4)	(0.4)
Deferred income taxes	53.9	5.0
Change in other assets and liabilities	5.4	(11.0)
Other, net	(13.2)	(7.4)
Net cash provided by operating activities of continuing operations	$342.5	$273.2
Cash flows—investing activities
Purchases of land, buildings and equipment	(174.1)	(145.2)
Proceeds from disposal of land, buildings and equipment	20.3	—
Purchases of capitalized software and other assets	(5.5)	(6.3)
Other, net	—	1.8
Net cash used in investing activities of continuing operations	$(159.3)	$(149.7)
Cash flows—financing activities
Proceeds from issuance of common stock	8.8	9.7
Dividends paid	(175.1)	(166.0)
Repurchases of common stock	(182.7)	(172.4)
Proceeds from the issuance of commercial paper, net	142.0	207.1
Principal payments on finance leases, net	(5.2)	(5.1)
Net cash used in financing activities of continuing operations	$(212.2)	$(126.7)

Increase (decrease) in cash, cash equivalents, and restricted cash	(29.0)	(3.2)
Cash, cash equivalents, and restricted cash - beginning of period	254.5	220.1
Cash, cash equivalents, and restricted cash - end of period	$225.5	$216.9

Reconciliation of cash, cash equivalents, and restricted cash:	August 24, 2025	August 25, 2024
Cash and cash equivalents	$211.0	$192.5
Restricted cash included in prepaid expenses and other current assets	14.5	24.4
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$225.5	$216.9

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended
	August 24, 2025	August 25, 2024
Cash flows from changes in current assets and liabilities
Receivables, net	20.2	15.3
Inventories	2.0	(7.7)
Prepaid expenses and other current assets	(9.4)	(26.2)
Accounts payable	20.1	8.0
Accrued payroll	(27.5)	(29.1)
Prepaid/accrued income taxes	(22.5)	13.7
Other accrued taxes	10.0	10.5
Unearned revenues	(36.6)	(37.1)
Other current liabilities	(35.5)	(25.2)
Change in current assets and liabilities	$(79.2)	$(77.8)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Chuy’s®, Yard House®, Ruth’s Chris Steak House® (Ruth’s Chris), The Capital Grille®, Seasons 52®, Eddie V’s Prime Seafood® (Eddie V’s), Bahama Breeze®, and The Capital Burger®. As of August 24, 2025, through subsidiaries, we own and operate all of our restaurants in the United States, except for 5 restaurants we manage through joint venture or other contractual agreements and 85 franchised restaurants. We also have 77 franchised restaurants in operation located in Canada, Latin America, the Caribbean, Asia, and the Middle East.
We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53-week fiscal year which ends on the last Sunday in May. Our fiscal year ending May 31, 2026 will contain 53 weeks of operation. Operating results for interim periods presented are not necessarily indicative of results that may be expected for the full fiscal year.
These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025. We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and costs and expenses during the reporting period. Actual results could differ from those estimates.
We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
On July 14, 2025, we closed on the sale of eight Olive Garden locations in Canada to Recipe Unlimited Corporation (Recipe). All gains and losses on disposition have been aggregated in impairments and (gain) loss on disposal of assets, net on our consolidated statement of earnings. See Note 8 for additional information. At the closing, Darden and Recipe entered into an area development and franchise agreement, pursuant to which Recipe will operate under the Olive Garden tradename and will pay royalties for use of the tradename.
In our June 2025 earnings call, we announced the decision to explore strategic alternatives for the Bahama Breeze brand, which includes 28 locations owned and operated by Darden and one franchise location. We are exploring a sale of the brand or conversions of some or all of these locations to other Darden brands. The Bahama Breeze assets did not meet the criteria to be classified as held for sale as of the end of the first fiscal quarter of 2026.
Recently Issued Accounting Standards Adopted
As of May 25, 2025, we adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The adoption of ASU 2023-07 did not impact the Company’s results of operations, cash flow, or financial condition. See Note 7 for the Company’s segment disclosures.
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
In March 2024, the SEC adopted its final rules intended to enhance and standardize climate-related disclosures in registration statements and annual reports. The new rules would require disclosure of material climate-related risks, including disclosure of the Board of Directors’ oversight and risk management activities, the material impacts of these risks to the Company and the quantification of material impacts to the Company as a result of severe weather events and other natural

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
conditions. The rules also require disclosure of material greenhouse gas emissions and any material climate-related targets and goals. The new rules were scheduled to be effective for annual reporting periods beginning in fiscal year 2026, except for the greenhouse gas emissions disclosures which were scheduled to be effective for annual reporting periods beginning in fiscal year 2027. On April 4, 2024, the SEC issued a voluntary stay on its final rules until legal challenges to the rules are addressed, and on March 27, 2025, the SEC voted to end its defense of the rules and withdrew from the litigation. The Company continues to monitor the status of these rules.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires detailed disclosure amounts for purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion and amortization as part of oil and gas producing activities in each relevant expense caption on the income statement. The ASU requires companies to include amounts already required by GAAP in the same disclosure, provide a qualitative description of remaining amounts not separately disaggregated, and disclose the total selling expenses along with the definition of selling expenses in annual reports. The amendment is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendment should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures. We plan to adopt the amendment in fiscal 2028.
Note 2.Acquisition of Chuy’s
On October 11, 2024, we acquired 100 percent of the equity interest of Chuy’s Holdings, Inc (Chuy’s) in an all-cash transaction of $649.1 million in total consideration, $613.7 million in net cash consideration, inclusive of the $35.4 million of cash on Chuy’s balance sheet at closing. The acquired operations of Chuy’s included 103 restaurants. The results of Chuy’s operations are included in our consolidated financial statements from the date of acquisition.
The assets and liabilities of Chuy’s were recorded at their respective fair values as of the date of acquisition. Through internal studies and third-party valuations, we have determined the fair value of these assets, including land, buildings and equipment, intangible assets, and income tax assets and liabilities. The fair values set forth below are based on the results of those valuations.
The final allocation of the purchase price is as follows:

	Balances at		Balances at
(in millions)	May 25, 2025	Adjustments	August 24, 2025
Cash and cash equivalents	$35.4	$—	$35.4
Other current assets	10.5	—	10.5
Land, buildings and equipment	197.3	—	197.3
Operating lease right-of-use assets	331.9	—	331.9
Trademark	198.4	—	198.4
Other assets	6.1	—	6.1
Goodwill	268.4	(1.2)	267.2
Total assets acquired	$1,048.0	$(1.2)	$1,046.8
Current liabilities	34.4	(0.4)	34.0
Deferred income taxes	42.9	(0.8)	42.1
Operating lease liabilities - non-current	321.6	—	321.6
Total liabilities assumed	$398.9	$(1.2)	$397.7
Net assets acquired	$649.1	$—	$649.1

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill in the amount of $267.2 million. The portion of the purchase price attributable to goodwill represents benefits expected because of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. The trademark has an indefinite life based on the expected use of the asset and the regulatory and economic environment within which it is being used. The trademark represents a highly respected brand with positive connotations, and we intend to cultivate and protect the use of this brand. Goodwill and indefinite-lived trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. Buildings and equipment are depreciated over a period of 1-30 years.
As a result of the acquisition and related integration efforts, we incurred expenses of approximately $3.6 million ($2.7 million, net of tax) during the three months ended August 24, 2025, which are included in general and administrative expenses in our consolidated statements of earnings.
Note 3. Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets was comprised of the following:

(in millions)	August 24, 2025	May 25, 2025
Unearned revenues
Deferred gift card revenue	$588.3	$628.8
Deferred gift card discounts	(26.2)	(30.1)
Other	0.6	0.7
Total	$562.7	$599.4

Other liabilities
Deferred franchise fees - non-current	$11.5	$5.3
The following table presents a rollforward of deferred gift card revenue:

	Three Months Ended
(in millions)	August 24, 2025	August 25, 2024
Beginning balance	$628.8	$620.6
Sale of Olive Garden Canada gift card balances	(0.4)	—
Activations	121.8	122.4
Redemptions and breakage	(161.9)	(163.5)
Ending balance	$588.3	$579.5

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Additional Financial Information
Supplemental Balance Sheet Information
The components of lease assets and liabilities on the consolidated balance sheet were as follows:

(in millions)	Balance Sheet Classification	August 24, 2025	May 25, 2025
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,608.0	$3,555.9
Finance lease right-of-use assets	Land, buildings and equipment, net	1,337.4	1,294.2
Total lease assets, net		$4,945.4	$4,850.1

Operating lease liabilities - current	Other current liabilities	$210.9	$220.1
Finance lease liabilities - current	Other current liabilities	13.1	23.8
Operating lease liabilities - non-current	Operating lease liabilities - non-current	3,878.3	3,816.9
Finance lease liabilities - non-current	Other liabilities	1,636.4	1,583.8
Total lease liabilities		$5,738.7	$5,644.6
Supplemental Cash Flow Information

Cash paid for interest and income taxes were as follows:	Three Months Ended
(in millions)	August 24, 2025	August 25, 2024
Interest, net of amounts capitalized	$34.4	$36.3
Income taxes, net of refunds	(2.7)	4.6

Non-cash investing and financing activities were as follows:	Three Months Ended
(in millions)	August 24, 2025	August 25, 2024
Increase in land, buildings and equipment through accrued purchases	$55.9	$33.8
Right-of-use assets obtained in exchange for new operating lease liabilities	20.0	7.1
Right-of-use assets obtained in exchange for new finance lease liabilities	55.6	35.8
Net change in right-of-use assets mainly due to reclassification between categories upon modification	89.3	19.9

We had restricted cash of $14.5 million as of August 24, 2025 and May 25, 2025, which represents cash held as security for a standby letter of credit. Restricted cash is included in Prepaid Expenses and Other Current Assets on our consolidated balance sheet. See Note 13, Commitments and Contingencies, for further details around standby letters of credit.
Note 5. Income Taxes
The effective income tax rate for continuing operations for the three months ended August 24, 2025 was 12.2 percent compared to an effective income tax rate for the three months ended August 25, 2024 of 10.6 percent. The increase in the tax rate is primarily driven by higher net earnings from continuing operations, offset by the mark to market impacts on hedges related to our deferred compensation programs.
Included in our remaining balance of unrecognized tax benefits is $1.3 million related to tax positions for which it is reasonably possible that the total amounts could change within the next 12 months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
H.R. 1., also known as the One Big Beautiful Bill Act (OBBBA), was enacted on July 4, 2025. The legislation included several provisions that impact the timing and magnitude of certain tax deductions, including restoring 100% bonus depreciation for qualifying property and the immediate expensing of domestic research and development costs. We have applied the provisions impacting our financial position for the three months ended August 24, 2025, and will continue to assess the

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
potential impacts on our financial position, results of operations and cash flows as additional guidance from the OBBBA is issued.
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

	Three Months Ended
(in millions)	August 24, 2025	August 25, 2024
Anti-dilutive stock-based compensation awards	—	0.3
Note 7. Segment Information
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Chuy’s, Yard House, Ruth’s Chris, The Capital Grille, Seasons 52, Eddie V’s, Bahama Breeze, and The Capital Burger in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business.
The Olive Garden segment includes the results of our company-owned Olive Garden restaurants in the U.S and Canada. The LongHorn Steakhouse segment includes the results of our company-owned LongHorn Steakhouse restaurants in the U.S. The Fine Dining segment aggregates our premium brands that operate within the fine-dining sub-segment of full-service dining and includes the results of our company-owned Ruth’s Chris, The Capital Grille and Eddie V’s restaurants in the U.S. The Other Business segment aggregates our remaining brands and includes the results of our company-owned Cheddar’s Scratch Kitchen, Yard House, Chuy’s, Seasons 52, Bahama Breeze, and The Capital Burger restaurants in the U.S. and results from our franchise operations.
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
During the fourth quarter of 2025, we changed our reporting of segment profit to exclude pre-opening costs in order to better align with our internal reporting and provide a better representation of restaurant-level operating costs. Fiscal 2025 figures were recast for comparability.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden[1]	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 24, 2025
Sales	$1,301.1	$776.4	$286.5	$680.7	$—	$3,044.7
Food and beverage	309.9	328.6	92.5	198.1	—	$929.1
Restaurant labor	464.1	204.3	88.5	231.1	—	$988.0
Restaurant expenses	222.7	105.3	64.6	135.4	(23.8)	$504.2
Marketing	36.8	3.3	2.2	6.8	—	49.1
Segment profit	$267.6	$134.9	$38.7	$109.3	$23.8	$574.3
Depreciation and amortization	$48.3	$22.7	$17.3	$31.3	$15.5	$135.1
Impairments and (gain) loss on disposal of assets, net	(42.0)	—	—	—	—	(42.0)
Pre-opening costs	1.5	1.1	1.3	1.0	1.0	5.9
Purchases of land, buildings and equipment	63.2	48.9	22.0	39.5	0.5	174.1

(in millions)	Olive Garden[1]	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 25, 2024
Sales	$1,209.1	$713.5	$278.9	$555.5	$—	$2,757.0
Food and beverage	291.5	298.2	90.5	166.5	—	846.7
Restaurant labor	429.6	185.6	84.2	189.9	—	889.3
Restaurant expenses	203.4	97.9	63.2	110.1	(20.9)	453.7
Marketing	34.5	3.4	2.1	4.7	—	44.7
Segment profit	$250.1	$128.4	$38.9	$84.3	$20.9	$522.6
Depreciation and amortization	$45.3	$20.3	$16.8	$25.7	$13.4	$121.5
Impairments and (gain) loss on disposal of assets, net	—	—	—	—	1.0	1.0
Pre-opening costs	1.1	0.8	1.3	0.6	0.7	4.5
Purchases of land, buildings and equipment	55.7	36.0	26.6	27.0	(0.1)	145.2
1 Segment results include sales from the eight Olive Garden Canada locations sold on July 14, 2025.

(in millions)	August 24, 2025	May 25, 2025
Segment Assets
Olive Garden	$2,930.3	$2,880.5
LongHorn Steakhouse	2,145.9	2,077.1
Fine Dining	2,645.1	2,623.5
Other Business	3,819.6	3,821.0
Corporate	1,218.7	1,184.9
Consolidated	$12,759.6	$12,587.0

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of segment profit to earnings from continuing operations before income taxes is below.

	Three Months Ended
(in millions)	August 24, 2025	August 25, 2024
Segment profit	$574.3	$522.6
Less general and administrative expenses	(136.1)	(126.4)
Less depreciation and amortization	(135.1)	(121.5)
Less impairments and gain (loss) on disposal of assets, net	42.0	(1.0)
Less pre-opening costs	(5.9)	(4.5)
Less interest, net	(45.4)	(37.1)
Earnings before income taxes	$293.8	$232.1
Note 8. Impairments and Disposal of Assets
Impairments and (gain) loss on disposal of assets, net, in our accompanying consolidated statements of earnings were comprised of the following:

	Three Months Ended
(in millions)	August 24, 2025	August 25, 2024
Restaurant impairments	$—	$—
Disposal (gains) losses	(42.0)	0.1
Other	—	0.9
Impairments and (gain) loss on disposal of assets, net	$(42.0)	$1.0

Disposal (gains) losses for the three months ended August 24, 2025 were related to the sale of the assets of all eight Olive Garden restaurants in Canada and certain liabilities related thereto. Disposal (gains) losses and other impacts for the three months ended August 25, 2024 were primarily related to previously impaired locations and right-of-use asset adjustments on early lease terminations, respectively.
Note 9. Stockholders’ Equity

Accumulated Other Comprehensive Income (AOCI)
The components of AOCI, net of tax, for the three months ended August 24, 2025 were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income
Balance at May 25, 2025	$4.6	$30.4	$(3.2)	$31.8
Gain (loss)	0.4	(0.6)	—	(0.2)
Reclassification realized in net earnings	(5.0)	(0.7)	0.1	(5.6)
Balance at August 24, 2025	$—	$29.1	$(3.1)	$26.0

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of AOCI, net of tax, for the three months ended August 25, 2024 were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income
Balances at May 26, 2024	$4.6	$24.5	$(3.5)	$25.6
Gain (loss)	—	0.4	—	0.4
Reclassification realized in net earnings	—	(0.2)	0.1	(0.1)
Balance at August 25, 2024	$4.6	$24.7	$(3.4)	$25.9

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	August 24, 2025	August 25, 2024
Derivatives
Commodity contracts	(1)	$(0.3)	$(0.4)
Equity contracts	(2)	0.5	(0.1)
Interest rate contracts	(3)	0.8	0.9
Foreign exchange forwards	(4)	(0.2)	—
Total before tax		$0.8	$0.4
Tax (expense) benefit		(0.1)	(0.2)
Net of tax		$0.7	$0.2

Benefit plan funding position
Recognized net actuarial gain (loss) - pension/postretirement plans	(5)	$0.1	$—
Recognized net actuarial gain (loss) - other plans	(5)	(0.2)	(0.2)
Total before tax		$(0.1)	$(0.2)
Tax (expense) benefit		—	0.1
Net of tax		$(0.1)	$(0.1)

Cumulative translation adjustment	(6)	$5.0	$—
Tax (expense) benefit		—	—
Net of tax		$5.0	$—
(1)Primarily included in food and beverage costs and restaurant expenses. See Note 11 for additional details.
(2)Included in general and administrative expenses. See Note 11 for additional details.
(3)Included in interest, net on our consolidated statement of earnings.
(4)Included in impairments and (gain) loss on disposal of assets, net on our consolidated statement of earnings.
(5)Included in the computation of net periodic benefit costs, which is a component of general and administrative expenses.
(6)Included in impairments and (gain) loss on disposal of assets, net on our consolidated statement of earnings.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model for options granted during the periods presented, were as follows:

	Three Months Ended
	August 24, 2025	August 25, 2024
Weighted-average fair value	$72.10	$44.79
Dividend yield	2.9%	3.6%
Expected volatility of stock	41.3%	40.8%
Risk-free interest rate	4.0%	4.1%
Expected option life (in years)	6.3	6.3
Weighted-average exercise price per share	$208.51	$139.43

The weighted-average grant date fair value of market-based performance stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation for units granted during the periods presented, were as follows:

	Three Months Ended
	August 24, 2025	August 25, 2024
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	23.7%	26.5%
Risk-free interest rate	3.8%	4.2%
Expected life (in years)	2.9	2.9
Weighted-average grant date fair value per unit	$274.20	$181.65
(1)Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the three months ended August 24, 2025.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	1.03	0.26	0.33	0.64
Awards granted	0.11	0.04	0.08	0.12
Awards granted performance impact	—	—	0.10	—
Awards exercised/vested	(0.06)	(0.05)	(0.15)	(0.19)
Awards forfeited	—	—	—	(0.01)
Outstanding end of period	1.08	0.25	0.36	0.56

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We recognized expense from stock-based compensation as follows:

	Three Months Ended
(in millions)	August 24, 2025	August 25, 2024
Stock options	$2.7	$4.8
Restricted stock/restricted stock units	3.2	5.5
Equity-settled performance stock units	6.9	12.5
Cash-settled Darden stock units	10.9	10.6
Employee stock purchase plan	0.8	0.8
Director compensation program/other	0.5	0.5
Total stock-based compensation expense	$25.0	$34.7

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The notional and fair values of our derivative contracts were as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	August 24, 2025			August 24, 2025	May 25, 2025	August 24, 2025	May 25, 2025
Equity forwards:
Designated	0.2	$168.84	$35.1	$0.3	$—	$—	$0.8
Not designated	0.3	144.93	45.3	0.4	—	—	2.2
Total equity forwards (2)				$0.7	$—	$—	$3.0
Commodity contracts:
Designated	N/A	N/A	$10.5	$0.1	$—	$0.4	$0.9
Not designated	N/A	N/A	—	—	—	—	—
Total commodity contracts (3)				$0.1	$—	$0.4	$0.9
Interest rate related
Designated - Fair value hedge	N/A	N/A	$300.0	$—	$—	$34.8	$40.0
Not designated	N/A	N/A	—	—	—	—	—
Total interest rate related				$—	$—	$34.8	$40.0
Foreign exchange forwards
Designated	N/A	N/A		$—	$—	$—	$0.2
Not designated	N/A	N/A		$—	$—	$—	$—
Total foreign exchange forwards				$—	$—	$—	$0.2
Total derivative contracts				$0.8	$—	$35.2	$44.1

(1)Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.
(2)Designated and undesignated equity forwards extend through July 2029.
(3)Commodity contracts extend through June 2026.

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings were as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
(in millions)	August 24, 2025	August 25, 2024	August 24, 2025	August 25, 2024
Equity (1)	$(0.8)	$1.7	$0.5	$(0.1)
Commodity (2)	0.3	(1.4)	(0.3)	(0.4)
Interest rate (3)	—	(0.3)	0.8	0.9
Foreign exchange forwards (4)	—	—	(0.2)	—
Total	$(0.5)	$—	$0.8	$0.4

(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.
(3)Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4)Location of the gain (loss) reclassified from AOCI to earnings is impairments and (gain) loss on disposal of assets, net.

The effects of derivative instruments in fair value hedging relationships in the consolidated statement of earnings were as follows:

	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
(in millions)	August 24, 2025	August 25, 2024	August 24, 2025	August 25, 2024
Interest rate (1)(2)	$5.2	$14.6	$(5.2)	$(14.6)

 (1) Location of the gain (loss) recognized in earnings on derivatives and related hedged item is interest, net.
(2) Hedged item in fair value hedge relationship is debt.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings were as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	August 24, 2025	August 25, 2024
General and administrative expenses	3.1	2.5
Based on the fair value of our derivative instruments designated as cash flow hedges as of August 24, 2025, we expect to reclassify $5.3 million of net gains on derivative instruments from AOCI to earnings during the next 12 months based on the maturity of our contracts. However, the amounts ultimately realized in earnings may change and will be dependent on the fair value of the contracts on the respective settlement dates.
Note 12. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration or market based interest rates.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of August 24, 2025 and May 25, 2025.

Items Measured at Fair Value at August 24, 2025
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(0.3)	$—	$(0.3)	$—
Equity forwards	(2)	0.7	—	0.7	$—
Interest rate swaps - fair value hedge	(3)	(34.8)	—	(34.8)	—
Total		$(34.4)	$—	$(34.4)	$—

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items Measured at Fair Value at May 25, 2025
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(0.9)	$—	$(0.9)	$—
Equity forwards	(2)	(3.0)	—	(3.0)	—
Interest rate swaps - fair value hedge	(3)	(40.0)	—	(40.0)	—
Foreign exchange forwards	(4)	$(0.2)	$—	$(0.2)	$—
Total		$(44.1)	$—	$(44.1)	$—

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
The carrying value and fair value of long-term debt as of August 24, 2025, was $2.14 billion and $2.18 billion, respectively. The carrying value and fair value of long-term debt as of May 25, 2025, was $2.13 billion. The fair value of long-term debt, classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. As of August 24, 2025 and May 25, 2025, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of August 24, 2025, adjustments to the fair values of non-financial assets, classified as Level 3, were not material. As of May 25, 2025, adjustments to the fair values of non-financial assets, specifically right-of-use assets, classified as Level 3, were determined to have a fair value of $8.0 million.
Note 13. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of August 24, 2025 and May 25, 2025, we had $80.0 million of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 24, 2025 and May 25, 2025, we had $16.7 million of surety bonds related to other payments. Most surety bonds are renewable annually.
As of August 24, 2025 and May 25, 2025, we had $90.9 million and $76.5 million, respectively, of guarantees associated with leased properties that have been assigned to third parties, primarily related to our disposition of Red Lobster in fiscal 2015 and the sale of the eight Olive Garden Canada locations during the first quarter of fiscal 2026. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of August 24, 2025 and May 25, 2025, amounted to $71.0 million and $61.2 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. The liability recorded for our expected credit losses under these leases as of August 24, 2025 was $10.6 million. These guarantees expire over their respective lease terms, which range from fiscal 2026 through fiscal 2035.

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
Note 14. Subsequent Events
On September 17, 2025, the Board of Directors declared a cash dividend of $1.50 per share payable on November 3, 2025 to all shareholders of record as of the close of business on October 10, 2025.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited consolidated financial statements and the notes to such financial statements included elsewhere in this quarterly report on Form 10-Q (Form 10-Q) and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the fiscal year ended May 25, 2025 (Form 10-K). In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Item 1A. Risk Factors” section of the Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Forward-Looking Statements” included below in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the three months ended August 24, 2025 and August 25, 2024.

	Three Months Ended
(in millions)	August 24, 2025	August 25, 2024	% Chg
Sales	$3,044.7	$2,757.0	10.4%
Costs and expenses:
Food and beverage	929.1	846.7	9.7
Restaurant labor	988.0	889.3	11.1
Restaurant expenses	504.2	453.7	11.1
Pre-opening costs	5.9	4.5	31.1
Marketing expenses	49.1	44.7	9.8
General and administrative expenses	136.1	126.4	7.7
Depreciation and amortization	135.1	121.5	11.2
Impairments and (gain) loss on disposal of assets, net	(42.0)	1.0	NM
Total costs and expenses	$2,705.5	$2,487.8	8.8
Operating income	339.2	269.2	26.0
Interest, net	45.4	37.1	22.4
Earnings before income taxes	$293.8	$232.1	26.6
Income tax expense (1)	35.9	24.5	46.5
Earnings from continuing operations	$257.9	$207.6	24.2
Losses from discontinued operations, net of tax	(0.1)	(0.4)	(75.0)
Net earnings	$257.8	$207.2	24.4%
Diluted net earnings per share:
Earnings from continuing operations	$2.19	$1.74	25.9%
Losses from discontinued operations	—	—	NM
Net earnings	$2.19	$1.74	25.9%

(1) Effective tax rate	12.2%	10.6%
NM- Percentage not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2026, compared with the number open at the end of fiscal 2025 and the end of the first quarter of fiscal 2025.

	August 24, 2025	May 25, 2025	August 25, 2024
Olive Garden[1]	933	935	923
LongHorn Steakhouse	595	591	577
Cheddar’s Scratch Kitchen	182	181	181
Chuy’s2	108	108	—
Yard House	89	88	88
Ruth’s Chris	82	82	82
The Capital Grille	73	71	68
Seasons 52	43	43	44
Eddie V’s	29	29	29
Bahama Breeze	28	28	44
The Capital Burger	3	3	4
Total	2,165	2,159	2,040

1 During the first quarter of fiscal 2026, we sold eight Olive Garden Canada locations.
2 Includes 103 Chuy’s locations acquired during the second quarter of fiscal 2025.
OVERVIEW OF OPERATIONS
Our business operates in the full-service dining segment of the restaurant industry. At August 24, 2025, through subsidiaries, we owned and operated 2,165 restaurants in the United States under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Chuy’s®, Yard House®, Ruth’s Chris Steak House® (Ruth’s Chris), The Capital Grille®, Seasons 52®, Eddie V’s Prime Seafood® (Eddie V’s), Bahama Breeze®, and The Capital Burger® trademarks. We own and operate all of our restaurants in the United States, except for 5 restaurants we manage through joint venture or other contractual agreements and 85 franchised restaurants. We also have 77 franchised restaurants in operation located in Canada, Latin America, the Caribbean, Asia, and the Middle East
On our June 2025 earnings call, we announced the decision to explore strategic alternatives for the Bahama Breeze brand, which includes 28 locations owned and operated by Darden and one franchise location. We are exploring a sale of the brand or conversions of some or all locations to other Darden brands.
During the second quarter of fiscal 2025, we entered into an exclusive multi-year delivery arrangement with Uber Technologies, Inc. (Uber), which enables our guests to order delivery via Darden restaurant channels, with delivery handled by Uber. During fiscal 2025 and the first quarter of 2026, we rolled the program out to nearly all Olive Garden and Cheddar’s Scratch Kitchen locations.
Financial Highlights - Consolidated
•Total sales increased 10.4 percent to $3.04 billion for the first three months of fiscal 2026 compared to $2.76 billion for the first three months of fiscal 2025 driven by sales from 125 net new restaurants, including the acquisition of 103 Chuy’s restaurants on October 11, 2024, and a blended same-restaurant sales increase of 4.7 percent.1
•Our net earnings from continuing operations were $257.9 million for the first three months of fiscal 2026 compared to $207.6 million for the first three months of fiscal 2025.
•Reported diluted net earnings per share from continuing operations were $2.19 for the first three months of fiscal 2026 compared to $1.74 for the first three months of fiscal 2025.
Outlook
On July 14, 2025, we closed on the sale of eight Olive Garden locations in Canada to Recipe Unlimited Corporation (Recipe). All gains and losses on disposition have been aggregated in impairments and (gain) loss on disposal of assets, net on our consolidated statement of earnings. See Note 8 to our unaudited consolidated financial statements in Part I, Item 1 of Form

10-Q for additional information. At closing, Darden and Recipe entered into an area development and franchise agreement, pursuant to which Recipe will operate under the Olive Garden tradename and will pay royalties for use of the tradename.
We expect sales growth for fiscal 2026 to be between 7.5 and 8.5 percent, driven by growth of 2.0 percent related to the fifty-third week, same-restaurant sales growth to be between 2.5 and 3.5 percent2 and approximately 65 new restaurant openings. Additionally, we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and for technology initiatives to be between $700 and $750 million. These amounts all include the addition of Chuy’s and our expectations for Chuy’s results from the date of acquisition forward.

1 Will not include Chuy's until they have been owned and operated by Darden for a 16-month period (Q4 fiscal 2026), and does not include Bahama Breeze as they are not expected to be operated by Darden for the entirety of the fiscal year.

2 Annual same-restaurant sales is a 52-week metric and excludes the impact of Chuy’s, which will not have been owned and operated by Darden for a 16-month period prior to the beginning of fiscal 2026, and does not include Bahama Breeze as they are not expected to be operated by Darden for the entirety of the fiscal year.
SALES
The following table presents our sales by segment for the periods indicated.

	Three Months Ended
(in millions)	August 24, 2025	August 25, 2024	% Chg	SRS (1)
Olive Garden	$1,301.1	$1,209.1	7.6%	5.9%
LongHorn Steakhouse	$776.4	$713.5	8.8%	5.5%
Fine Dining	$286.5	$278.9	2.7%	(0.2)%
Other Business	$680.7	$555.5	22.5%	3.3%
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52 week year and is limited to restaurants that have been open, and operated by Darden, for at least 16 months. Accordingly, Chuy’s results will not be included in this calculation until the fourth quarter of fiscal 2026. Additionally, results from Bahama Breeze are excluded as they are not expected to be operated by Darden for the entirety of the fiscal year.
Olive Garden’s sales increase for the first quarter of fiscal 2026 was primarily driven by same-restaurant sales increases, as well as revenue from new restaurants, partially offset by the sale of eight Olive Garden Canada locations. The increase in U.S. same-restaurant sales for the first quarter of fiscal 2026 resulted from a 2.8 percent increase in same-restaurant guest counts, combined with a 3.1 percent increase in average check, which includes a 0.8 increase in off premise catering sales.
LongHorn Steakhouse’s sales increase for the first quarter of fiscal 2026 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the first quarter of fiscal 2026 resulted from a 2.3 percent increase in average check combined with a 3.2 percent increase in same-restaurant guest counts.
Fine Dining’s sales increase for the first quarter of fiscal 2026 was primarily driven by an increase in average check combined with revenue from new restaurants. The decrease in same-restaurant sales for the first quarter of fiscal 2026 resulted from a 1.0 percent decrease in same-restaurant guest counts, offset by a 0.8 percent increase in average check.
Other Business’ sales increase for the first quarter of fiscal 2026 was primarily driven by the addition of Chuy’s operating results and revenue from new restaurants. The increase in same-restaurant sales for the first quarter of fiscal 2026 resulted from a 0.9 percent increase in same-restaurant guest counts, combined with a 2.4 percent increase in average check.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 24, 2025 and August 25, 2024.

	Three Months Ended
	August 24, 2025	August 25, 2024
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	30.5	30.7
Restaurant labor	32.4	32.3
Restaurant expenses	16.6	16.5
Pre-opening costs	0.2	0.2
Marketing expenses	1.6	1.6
General and administrative expenses	4.5	4.6
Depreciation and amortization	4.4	4.4
Impairments and (gain) loss on disposal of assets, net	(1.4)	—
Total operating costs and expenses	88.9%	90.2%
Operating income	11.1	9.8
Interest, net	1.5	1.3
Earnings before income taxes	9.6	8.4
Income tax expense	1.2	0.9
Earnings from continuing operations	8.5%	7.5%
Three Months Ended August 24, 2025 Compared to Three Months Ended August 25, 2024

•Food and beverage costs decreased as a percent of sales primarily due to a 0.7% impact from pricing leverage, partially offset by a 0.5% impact from inflation.
•Restaurant labor costs increased as a percent of sales primarily due to a 1.0% impact from inflation and a 0.3% impact from higher performance-based compensation expense including a higher 401k match for our restaurant teams, partially offset by a 0.7% impact from pricing leverage, a 0.2% impact from productivity and a 0.2% impact from brand mix.
•Restaurant expenses increased as a percent of sales primarily due to a 0.5% impact from inflation, a 0.3% impact from Uber direct fees and a 0.3% impact from brand mix, partially offset by a 0.7% impact from sales leverage and a 0.2% impact from other.
•Pre-opening costs remained flat as a percent of sales.
•Marketing expenses remained flat as a percent of sales.
•General and administrative expenses decreased as a percent of sales primarily due to a 0.5% impact from sales leverage including synergies realized from the Chuy’s transaction, partially offset by a 0.2% impact from Chuy’s transaction and integration costs, a 0.1% impact from mark to market adjustments and a 0.1% impact from inflation.
•Depreciation and amortization expenses remained flat as a percent of sales.
•Impairment and (gain) loss on disposal of assets, net increased as a percent of sales due to the gain on sale of the eight Olive Garden Canada locations.

INTEREST EXPENSE
Net interest expense increased as a percent of sales for the first three months of fiscal 2026 primarily due to financing related to the Chuy’s acquisition. See Liquidity and Capital Resources for a description of our senior notes issuance to finance the Chuy’s acquisition.

INCOME TAXES
The effective income tax rate for continuing operations for the three months ended August 24, 2025 was 12.2 percent compared to an effective income tax rate for the three months ended August 25, 2024 of 10.6 percent. The increase in the tax rate is primarily driven by higher net earnings from continuing operations, offset by the mark to market impacts on hedges related to our deferred compensation programs.
H.R. 1., also known as the One Big Beautiful Bill Act (OBBBA), was enacted on July 4, 2025. The legislation included several provisions that impact the timing and magnitude of certain tax deductions, including restoring 100% bonus depreciation for qualifying property and the immediate expensing of domestic research and development costs. We have applied the key provisions impacting our financial position for the three months ended August 24, 2025, and will continue to assess the potential impacts on our financial position, results of operations and cash flows as additional guidance from the OBBBA is issued.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the first three months of fiscal 2026 were $0.1 million ($0.00 per diluted share) compared with losses from discontinued operations for the first three months of fiscal 2025 of $0.4 million ($0.00 per diluted share).
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

	Three Months Ended
Segment	August 24, 2025	August 25, 2024	Change
Olive Garden	20.6%	20.7%	(10)	BPS
LongHorn Steakhouse	17.4%	18.0%	(60)	BPS
Fine Dining	13.5%	13.9%	(40)	BPS
Other Business	16.1%	15.2%	90	BPS
[1] Segment profit margin is calculated as (sales less costs of food & beverage, restaurant labor, restaurant expenses and marketing expenses) / sales. During the fourth quarter of 2025, we changed our reporting of segment profit to exclude pre-opening costs in order to better align with our internal reporting and provide a better representation of restaurant-level operating costs. Fiscal 2025 figures were recast for comparability.

The decrease in Olive Garden’s segment profit margin for the first quarter of fiscal 2026 was driven primarily by increased restaurant labor costs and restaurant expenses, partially offset by decreased food and beverage costs. The decrease in Longhorn Steakhouse’s segment profit margin for the first quarter of fiscal 2026 was driven primarily by increased restaurant labor and food and beverage costs, primarily due to pricing approximately 100 bps below inflation, partially offset by decreased restaurant expenses and marketing costs. The decrease in Fine Dining’s segment profit margin for the first quarter of fiscal 2026 was driven primarily by increased restaurant labor costs and negative same-restaurant sales, partially offset by lower restaurant expenses and food and beverage costs. The increase in Other Business’ segment profit margin for the first quarter of fiscal 2026 was driven primarily by the addition of Chuy’s operating results and lower food and beverage and restaurant labor costs, partially offset by higher restaurant expenses and marketing costs.
SEASONALITY
Our sales volumes have historically fluctuated seasonally. Our average sales per restaurant are highest in the winter and spring, followed by the fall and summer. Holidays, changes in the economy, severe weather, and the effects of other conditions may impact sales volumes seasonally in some operating regions. Because of the historical seasonality of our business and these other factors, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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
On October 23, 2023, we entered into a $1.25 billion Revolving Credit Agreement (as amended, Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and, prior to the Amendment (as defined below), a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 24, 2025, we had no outstanding balances and were in compliance with all covenants under the Revolving Credit Agreement. As of August 24, 2025, $142.0 million of commercial paper and $0.2 million of letters of credit were outstanding, and were both backed by this facility. After consideration of commercial paper and letters of credit backed by the Revolving Credit Agreement, as of August 24, 2025, we had $1.10 billion of credit available under the Revolving Credit Agreement.
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
As of August 24, 2025, our outstanding long-term debt consisted principally of:
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
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 24, 2025, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities from continuing operations increased to $342.5 million for the first three months of fiscal 2026, from $273.2 million for the first three months of fiscal 2025. Net cash flows provided by operating activities include net earnings from continuing operations of $257.9 million and $207.6 million in the first three months of fiscal 2026 and 2025, respectively. Net cash flows provided by operating activities increased in fiscal 2026 primarily due to higher net earnings in fiscal 2026 and the timing of federal income tax payments.
Net cash flows used in investing activities from continuing operations were $159.3 million for the first three months of fiscal 2026, compared to $149.7 million for the first three months of fiscal 2025. Capital expenditures increased to $174.1 million for the first three months of fiscal 2026 from $145.2 million for the first three months of fiscal 2025, reflecting an increase in new restaurant construction and remodel spend during fiscal 2026. Additionally, the first three months of fiscal 2026 include a portion of the proceeds from the sale of eight Olive Garden Canada locations.
Net cash flows used in financing activities from continuing operations were $212.2 million for the first three months of fiscal 2026, compared to net cash used in financing activities of $126.7 million for the first three months of fiscal 2025. Net cash flows used in financing activities for the first three months of fiscal 2026 included borrowings of commercial paper of $142.0 million, net, dividends paid of $175.1 million and share repurchases of $182.7 million. Net cash flows used in financing activities for the first three months of fiscal 2025 included dividends paid of $166.0 million and share repurchases of $172.4 million. Dividends declared by our Board of Directors totaled $1.50 and $1.40 per share for the first three months of fiscal 2026 and 2025, respectively.
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
On June 18, 2025, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program does not have an expiration and replaced the prior share repurchase authorization. During the three months ended August 24, 2025, we repurchased 0.9 million shares of our common stock compared to 1.2 million shares of our common stock during the three months ended August 25, 2024.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.
FINANCIAL CONDITION
Our current assets totaled $932.8 million as of August 24, 2025, compared to $937.7 million as of May 25, 2025. The decrease was primarily due to a decrease in cash and cash equivalents partially offset by an increase in prepaid income tax.
Our current liabilities totaled $2.35 billion as of August 24, 2025, compared to $2.25 billion as of May 25, 2025. The increase was primarily driven by an increase in short term debt partially offset by unearned revenues associated with gift card redemptions in excess of gift card activations.

CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025.
APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants and capital expenditures in fiscal 2026, projections for sales and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 25, 2025 and in our Forms 10-Q (including this report), which are summarized as follows:
•A failure to address cost pressures, including rising costs for commodities, labor, health care and utilities used by our restaurants, and a failure to effectively deliver cost management activities and achieve economies of scale in purchasing;
•Certain economic and business factors and their impacts on the restaurant industry and general macroeconomic factors including unemployment, energy prices, tariffs and interest rates;
•The inability to hire, train, reward and retain restaurant team members and determine and maintain adequate staffing;
•A failure to recruit, develop and retain effective leaders or the loss or shortage of personnel with key capacities and skills;
•Increases in labor and insurance costs;
•Health concerns arising from food-related pandemics, outbreaks of flu, viruses or other diseases;
•Failure to maintain food safety throughout the supply chain and food-borne illness concerns;
•Insufficient guest or employee facing technology or a failure to maintain a continuous or secure cyber network;
•Increased costs related to compliance with privacy and data protection laws and government enforcement, litigation or adverse publicity relating to potential failures thereof;
•A failure to successfully complete our integration of Chuy’s operations into our business;
•Insufficient or ineffective response to legislation or government regulation may adversely impact our cost structure, operational efficiencies and talent availability;
•Intense competition, or an insufficient strategy or focus, on competition and the consumer landscape;
•Changes in consumer preferences that may adversely affect demand for food at our restaurants;
•An inability or failure to recognize, respond to and effectively manage the accelerated impact of social media;
•A failure to identify and execute innovative marketing and guest relationship tactics, ineffective or improper use of other marketing initiatives and increased advertising and marketing costs;
•Impacts of climate change, adverse weather conditions and natural disasters;
•The inability to cancel long-term, non-cancelable leases that we may want to cancel or the inability to renew the leases that we may want to extend at the end of their terms;

•Our inability or failure to execute a comprehensive business continuity plan following a major natural disaster, such as a hurricane or manmade disaster;
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
•Volatility in the market value of derivatives we may use to hedge exposures to fluctuations in commodity and broader market prices;
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 24, 2025, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments, floating rate and fixed rate debt interest rate exposures were approximately $59.1 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $109 million. The fair value of our long-term fixed-rate debt outstanding as of August 24, 2025, averaged $2.16 billion, with a high of $2.18 billion and a low of $2.14 billion during the three months of fiscal 2026. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 24, 2025, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 24, 2025.
During the fiscal three months ended August 24, 2025, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 13 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
There have been no material changes to the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended May 25, 2025.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the three months ended August 24, 2025.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
May 26, 2025 through June 29, 2025	297,508	$217.62	297,508	$982.8
June 30, 2025 through July 27, 2025	246,380	$211.86	246,380	$930.6
July 28, 2025 through August 24, 2025	321,115	$204.84	321,115	$864.8
Quarter-to-Date	865,003	$211.23	865,003	$864.8

(1)All of the shares purchased during the three months ended August 24, 2025 were purchased as part of our repurchase program. On June 18, 2025, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 20, 2025, does not have an expiration and replaced the prior share repurchase authorization.
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
Item 5. Other Information
During the three months ended August 24, 2025, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Exhibit Title
10.1
Form of Special Performance Stock Unit Award Agreement under the Amended and Restated Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 19, 2025).

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

DARDEN RESTAURANTS, INC.

Dated:	September 26, 2025	By:	/s/ Rajesh Vennam
Rajesh Vennam
Senior Vice President, Chief Financial Officer
(Principal financial officer)