Form 10-Q
period 2026-02-22
DARDEN RESTAURANTS INC
filed 2026-03-27
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 22, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of March 16, 2026: 114,535,003.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Sales	$3,345.3	$3,158.0	$9,492.1	$8,805.0
Costs and expenses:
Food and beverage	1,026.7	953.6	2,919.5	2,673.1
Restaurant labor	1,046.9	995.0	3,035.0	2,811.1
Restaurant expenses	528.7	501.0	1,541.2	1,426.9
Marketing expenses	39.4	35.4	137.2	128.9
Pre-opening costs	8.8	6.1	22.8	16.1
General and administrative expenses	121.5	116.7	375.4	387.2
Depreciation and amortization	141.8	131.9	414.8	381.1
Impairments and (gain) loss on disposal of assets, net	25.1	0.1	(19.8)	1.1
Total operating costs and expenses	$2,938.9	$2,739.8	$8,426.1	$7,825.5
Operating income	406.4	418.2	1,066.0	979.5
Interest, net	49.6	45.5	143.0	128.8
Earnings before income taxes	356.8	372.7	923.0	850.7
Income tax expense	46.2	49.0	117.1	103.7
Earnings from continuing operations	$310.6	$323.7	$805.9	$747.0
Losses from discontinued operations, net of tax benefit of $1.3, $0.2, $1.6 and $0.7, respectively	(3.8)	(0.3)	(4.1)	(1.2)
Net earnings	$306.8	$323.4	$801.8	$745.8
Basic net earnings per share:
Earnings from continuing operations	$2.70	$2.76	$6.95	$6.35
Losses from discontinued operations	(0.03)	—	(0.04)	(0.01)
Net earnings	$2.67	$2.76	$6.91	$6.34
Diluted net earnings per share:
Earnings from continuing operations	$2.68	$2.74	$6.91	$6.30
Losses from discontinued operations	(0.03)	—	(0.04)	(0.01)
Net earnings	$2.65	$2.74	$6.87	$6.29
Average number of common shares outstanding:
Basic	115.0	117.2	115.9	117.7
Diluted	115.8	118.0	116.7	118.5

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Net earnings	$306.8	$323.4	$801.8	$745.8

Foreign currency adjustment	0.8	—	(4.2)	—
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.3, $(0.2), $0.4 and $0.4, respectively	5.8	4.2	(3.5)	7.1
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial gain (loss), net of taxes of $0.0, $0.0, $0.1 and $0.1, respectively, related to pension and other post-employment benefits	0.1	0.1	0.3	0.4
Other comprehensive income (loss)	$6.7	$4.3	$(7.4)	$7.5
Total comprehensive income	$313.5	$327.7	$794.4	$753.3
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	February 22, 2026	May 25, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$240.4	$240.0
Receivables, net	107.7	93.8
Inventories	345.3	311.6
Prepaid income taxes	179.3	135.6
Prepaid expenses and other current assets	136.5	156.7
Total current assets	$1,009.2	$937.7
Land, buildings and equipment, net of accumulated depreciation and amortization of $4,426.0 and $4,066.4, respectively	4,984.4	4,716.0
Operating lease right-of-use assets	3,478.1	3,555.9
Goodwill	1,658.2	1,659.4
Trademarks	1,346.4	1,346.4
Other assets	412.5	371.6
Total assets	$12,888.8	$12,587.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$451.4	$439.6
Short-term debt	290.0	—
Accrued payroll	203.5	207.5
Accrued income taxes	1.4	4.7
Other accrued taxes	79.7	83.0
Unearned revenues	654.9	599.4
Other current liabilities	927.4	913.3
Total current liabilities	$2,608.3	$2,247.5
Long-term debt	2,141.0	2,128.9
Deferred income taxes	354.2	278.8
Operating lease liabilities - non-current	3,754.3	3,816.9
Other liabilities	1,927.0	1,803.6
Total liabilities	$10,784.8	$10,275.7
Stockholders’ equity:
Common stock and surplus	$2,297.0	$2,295.6
Retained earnings (deficit)	(217.4)	(16.1)
Accumulated other comprehensive income	24.4	31.8
Total stockholders’ equity	$2,104.0	$2,311.3
Total liabilities and stockholders’ equity	$12,888.8	$12,587.0

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended February 22, 2026 and February 23, 2025
(In millions)
(Unaudited)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at November 23, 2025	115.3	$2,298.4	$(235.7)	$17.7	$2,080.4
Net earnings	—	—	306.8	—	306.8
Other comprehensive income	—	—	—	6.7	6.7
Dividends declared ($1.50 per share)	—	—	(174.2)	—	(174.2)
Stock option exercises	—	1.9	—	—	1.9
Stock-based compensation	—	7.3	—	—	7.3
Repurchases of common stock	(0.7)	(12.9)	(114.3)	—	(127.2)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.1	3.6	—	—	3.6
Other	—	(1.3)	—	—	(1.3)
Balance at February 22, 2026	114.7	$2,297.0	$(217.4)	$24.4	$2,104.0

Balance at May 25, 2025	117.0	$2,295.6	$(16.1)	$31.8	$2,311.3
Net earnings	—	—	801.8	—	801.8
Other comprehensive income (loss)	—	—	—	(7.4)	(7.4)
Dividends declared ($4.50 per share)	—	—	(525.2)	—	(525.2)
Stock option exercises	0.1	7.9	—	—	7.9
Stock-based compensation	—	41.5	—	—	41.5
Repurchases of common stock	(2.7)	(53.6)	(477.9)	—	(531.5)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.3	10.3	—	—	10.3
Other	—	(4.7)	—	—	(4.7)
Balance at February 22, 2026	114.7	$2,297.0	$(217.4)	$24.4	$2,104.0

Balance at November 24, 2024	117.2	$2,261.0	$(218.9)	$28.8	$2,070.9
Net earnings	—	—	323.4	—	323.4
Other comprehensive income	—	—	—	4.3	4.3
Dividends declared ($1.40 per share)	—	—	(165.6)	—	(165.6)
Stock option exercises	0.1	13.9	—	—	13.9
Stock-based compensation	—	6.0	—	—	6.0
Repurchases of common stock	(0.3)	(5.7)	(47.3)	—	(53.0)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.1	3.2	—	—	3.2
Other	—	(0.1)	—	—	(0.1)
Balance at February 23, 2025	117.1	$2,278.3	$(108.4)	$33.1	$2,203.0

Balance at May 26, 2024	118.9	$2,252.4	$(35.5)	$25.6	$2,242.5
Net earnings	—	—	745.8	—	745.8
Other comprehensive income	—	—	—	7.5	7.5
Dividends declared ($4.20 per share)	—	—	(497.8)	—	(497.8)
Stock option exercises	0.3	29.4	—	—	29.4
Stock-based compensation	—	35.9	—	—	35.9
Repurchases of common stock	(2.4)	(46.3)	(320.9)	—	(367.2)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.3	9.5	—	—	9.5
Other	—	(2.6)	—	—	(2.6)
Balance at February 23, 2025	117.1	$2,278.3	$(108.4)	$33.1	$2,203.0

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	February 22, 2026	February 23, 2025
Cash flows—operating activities
Net earnings	$801.8	$745.8
Losses from discontinued operations, net of tax	4.1	1.2
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	414.8	381.1
Impairments and (gain) loss on disposal of assets, net	(19.8)	1.1
Stock-based compensation expense	66.5	64.5
Change in current assets and liabilities	(30.2)	50.0
Contributions to pension and postretirement plans	(1.1)	(1.2)
Deferred income taxes	80.1	27.2
Change in other assets and liabilities	(9.3)	(12.1)
Unrealized change in trust-owned life insurance value	(30.8)	(11.1)
Other, net	4.9	3.5
Net cash provided by operating activities of continuing operations	$1,281.0	$1,250.0
Cash flows—investing activities
Purchases of land, buildings and equipment	(540.9)	(472.6)
Proceeds from disposal of land, buildings and equipment	33.0	—
Cash used in business acquisitions, net of cash acquired	—	(613.7)
Purchases of capitalized software and other assets	(18.5)	(17.9)
Other, net	3.3	4.6
Net cash used in investing activities of continuing operations	$(523.1)	$(1,099.6)
Cash flows—financing activities
Proceeds from issuance of common stock	18.2	38.9
Dividends paid	(521.5)	(494.6)
Repurchases of common stock, inclusive of excise tax	(534.4)	(367.2)
Proceeds from (repayments of) short-term debt, net	290.0	(28.6)
Proceeds from issuance of long-term debt	—	750.0
Principal payments on finance leases, net	(13.8)	(15.5)
Payment of debt issuance costs	—	(6.9)
Net cash used in financing activities of continuing operations	$(761.5)	$(123.9)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(2.4)	(7.9)
Net cash used in discontinued operations	$(2.4)	$(7.9)

Increase (decrease) in cash, cash equivalents, and restricted cash	(6.0)	18.6
Cash, cash equivalents, and restricted cash - beginning of period	254.5	220.1
Cash, cash equivalents, and restricted cash - end of period	$248.5	$238.7

Reconciliation of cash, cash equivalents, and restricted cash:	February 22, 2026	February 23, 2025
Cash and cash equivalents	$240.4	$224.2
Restricted cash included in prepaid expenses and other current assets	8.1	14.5
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$248.5	$238.7

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended
	February 22, 2026	February 23, 2025
Cash flows from changes in current assets and liabilities
Receivables, net	$0.3	$15.0
Inventories	(33.7)	(32.1)
Prepaid expenses and other current assets	4.1	(4.4)
Accounts payable	(0.5)	7.2
Accrued payroll	(3.9)	8.9
Prepaid/accrued income taxes	(46.1)	(12.2)
Other accrued taxes	(3.3)	(0.4)
Unearned revenues	55.5	45.7
Other current liabilities	(2.6)	22.3
Change in current assets and liabilities	$(30.2)	$50.0

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Chuy’s®, Yard House®, Ruth’s Chris Steak House® (Ruth’s Chris), The Capital Grille®, Seasons 52®, Eddie V’s Prime Seafood® (Eddie V’s), Bahama Breeze®, and The Capital Burger®. As of February 22, 2026, through subsidiaries, we own and operate all of our restaurants in the United States, except for five restaurants we manage through joint venture or other contractual agreements and 87 franchised restaurants. We also have 77 international franchised restaurants in operation located in Canada, Latin America, the Caribbean, Asia, Europe, and the Middle East.
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
On July 14, 2025, we closed on the sale of eight Olive Garden restaurants in Canada (Olive Garden Canada Restaurants) to Recipe Unlimited Corporation (Recipe). All gains and losses on disposition have been aggregated in impairments and (gain) loss on disposal of assets, net on our consolidated statement of earnings. See Note 7 for additional information. At the closing, Darden and Recipe entered into an area development agreement and franchise agreements, pursuant to which Recipe will operate current and any new restaurants contemplated thereunder under the Olive Garden trade name and will pay royalties for use of the trade name.
On our June 2025 earnings call, we announced the decision to explore strategic alternatives for the Bahama Breeze brand, which includes 28 company‑owned restaurants and one franchised restaurant. As part of this review, we evaluated a potential sale of the brand as well as the conversion of certain restaurants to other Darden brands. On February 3, 2026, we announced the completion of this process and our expectation that we will permanently close approximately 14 Bahama Breeze restaurants on or about April 5, 2026, and convert the remaining approximately 14 restaurants to other Darden brands over the next 12–18 months. As a result of the expected closures, we impaired the assets related to the 14 Bahama Breeze restaurants to be closed. See Note 7 for additional information.
On October 11, 2024, we acquired 100 percent of the equity interest of Chuy’s Holdings, Inc. (Chuy’s), in an all-cash transaction of $649.1 million in total consideration, $613.7 million in net cash consideration, inclusive of the $35.4 million of cash on Chuy’s balance sheet at closing. As a result of the acquisition and related integration efforts, we incurred expenses of approximately $8.5 million ($6.4 million, net of tax) during the nine months ended February 22, 2026, which are included in general and administrative expenses in our consolidated statements of earnings. We finalized the purchase price allocation related to the Chuy’s acquisition in the first quarter of 2026, which resulted in $267.2 million of goodwill, representing sales and unit growth opportunities, in addition to supply chain and support cost synergies.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures related to rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendments also provide further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024. The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures. We plan to adopt in the fourth quarter of fiscal 2026.
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
Note 2. Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets was comprised of the following:

(in millions)	February 22, 2026	May 25, 2025
Unearned revenues
Deferred gift card revenue	$688.5	$628.8
Deferred gift card discounts	(34.6)	(30.1)
Other	1.0	0.7
Total	$654.9	$599.4

Other liabilities
Deferred franchise fees - non-current	$11.3	$5.3

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a rollforward of deferred gift card revenue:

	Three Months Ended		Nine Months Ended
(in millions)	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Beginning balance	$593.8	$576.9	$628.8	$620.6
Sale of Olive Garden Canada gift card balances	—	—	(0.4)	—
Acquired deferred gift card revenue	—	—	—	2.6
Activations	348.2	346.5	614.2	599.9
Redemptions and breakage	(253.5)	(250.7)	(554.1)	(550.4)
Ending balance	$688.5	$672.7	$688.5	$672.7

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Additional Financial Information
Supplemental Balance Sheet Information
The components of lease assets and liabilities on the consolidated balance sheet were as follows:

(in millions)	Balance Sheet Classification	February 22, 2026	May 25, 2025
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,478.1	$3,555.9
Finance lease right-of-use assets	Land, buildings and equipment, net	1,389.7	1,294.2
Total lease assets, net[1]		$4,867.8	$4,850.1

Operating lease liabilities - current	Other current liabilities	$218.0	$220.1
Finance lease liabilities - current	Other current liabilities	16.1	23.8
Operating lease liabilities - non-current	Operating lease liabilities - non-current	3,754.3	3,816.9
Finance lease liabilities - non-current	Other liabilities	1,706.3	1,583.8
Total lease liabilities[1]		$5,694.7	$5,644.6

[1] Includes $4.1 million of right-of-use assets and $8.2 million of lease liabilities related to defaulted restaurant leases of a formerly owned brand.
Supplemental Cash Flow Information

	Nine Months Ended
(in millions)	February 22, 2026	February 23, 2025
Cash paid for interest and income taxes were as follows:
Interest, net of amounts capitalized	$130.3	$114.5
Income taxes, net of refunds	74.5	80.9
Non-cash investing and financing activities were as follows:
Increase in land, buildings and equipment through accrued purchases	$59.2	$43.6
Right-of-use assets obtained in exchange for new operating lease liabilities[2]	51.4	360.2
Right-of-use assets obtained in exchange for new finance lease liabilities	97.9	104.0
Net change in right-of-use assets mainly due to reclassification between categories upon modification	101.2	95.2

[2] Fiscal 2025 includes $334.2 million from the acquisition of Chuy’s.

We had restricted cash of $8.1 million and $14.5 million as of February 22, 2026 and May 25, 2025, respectively, which represents cash held as security for a standby letter of credit. Restricted cash is included in Prepaid expenses and other current assets on our consolidated balance sheet. See Note 12, Commitments and Contingencies, for further details regarding standby letters of credit.
Note 4. Income Taxes

The effective income tax rate for continuing operations for the three months ended February 22, 2026 was 12.9 percent compared to an effective income tax rate for the three months ended February 23, 2025 of 13.1 percent. The decrease in the tax rate is primarily driven by mark to market impacts on hedges related to our deferred compensation programs. The effective income tax rate for continuing operations for the nine months ended February 22, 2026 was 12.7 percent compared to an effective income tax rate for the nine months ended February 23, 2025 of 12.2 percent. The increase in the effective tax rate is primarily attributable to a reduction in an expected IRS refund, partially offset by the adjustment of our expected tax liability related to the disposition of the Olive Garden Canada Restaurants.

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
H.R. 1, also known as the One Big Beautiful Bill Act (OBBBA), was enacted on July 4, 2025. The legislation included several provisions that impact the timing and magnitude of certain tax deductions, including restoring 100% bonus depreciation for qualifying property and the immediate expensing of domestic research and development costs. We have applied the provisions impacting our financial position for the nine months ended February 22, 2026, and will continue to assess the potential impacts on our financial position, results of operations, and cash flows as additional guidance from the OBBBA is issued.
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

	Three Months Ended		Nine Months Ended
(in millions)	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Anti-dilutive stock-based compensation awards	0.2	—	0.1	0.1
Note 6. Segment Information
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Chuy’s, Yard House, Ruth’s Chris, The Capital Grille, Seasons 52, Eddie V’s, Bahama Breeze, and The Capital Burger in North America as operating segments. The brands operate principally in the U.S. within the full-service dining segment. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business.
The Olive Garden segment includes the results of our company-owned Olive Garden restaurants in the U.S. and Canada (through the disposition date of all Olive Garden Canada Restaurants). The LongHorn Steakhouse segment includes the results of our company-owned LongHorn Steakhouse restaurants in the U.S. The Fine Dining segment aggregates our premium brands that operate within the fine-dining sub-segment of full-service dining and includes the results of our company-owned Ruth’s Chris, The Capital Grille, and Eddie V’s restaurants in the U.S. The Other Business segment aggregates our remaining brands and includes the results of our company-owned Cheddar’s Scratch Kitchen, Yard House, Chuy’s, Seasons 52, Bahama Breeze, and The Capital Burger restaurants, in the U.S. and results from our franchise operations.
External sales are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments during the quarter and nine months ended February 22, 2026.
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
During the fourth quarter of 2025, we changed our reporting of segment profit to exclude pre-opening costs in order to better align with our internal reporting and provide a better representation of restaurant-level operating costs. Fiscal 2025 figures for the three and nine months ended February 23, 2025 were recast for comparability.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 22, 2026
Sales	$1,393.0	$854.2	$402.0	$696.1	$—	$3,345.3
Food and beverage	332.7	360.5	128.9	204.6	—	1,026.7
Restaurant labor	482.7	218.7	106.6	238.9	—	1,046.9
Restaurant expenses	230.7	113.2	75.3	136.8	(27.3)	528.7
Marketing	26.9	2.8	2.7	7.0	—	39.4
Segment profit	$320.0	$159.0	$88.5	$108.8	$27.3	$703.6
Depreciation and amortization	$50.5	$24.6	$18.0	$31.4	$17.3	$141.8
Impairments and (gain) loss on disposal of assets, net	—	—	—	—	25.1	25.1
Pre-opening costs	2.7	3.0	0.5	1.3	1.3	8.8

(in millions)	Olive Garden[1]	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 22, 2026
Sales	$4,056.8	$2,406.5	$1,004.7	$2,024.1	$—	$9,492.1
Food and beverage	971.3	1,026.7	326.3	595.2	—	2,919.5
Restaurant labor	1,423.2	626.7	288.6	696.5	—	3,035.0
Restaurant expenses	677.5	323.8	208.7	406.7	(75.5)	1,541.2
Marketing	99.9	9.4	7.0	20.9	—	137.2
Segment profit	$884.9	$419.9	$174.1	$304.8	$75.5	$1,859.2
Depreciation and amortization	$148.2	$70.7	$53.0	$94.1	$48.8	$414.8
Impairments and (gain) loss on disposal of assets, net	—	—	—	—	(19.8)	(19.8)
Pre-opening costs	6.1	6.1	2.1	5.0	3.5	22.8
Purchases of land, buildings and equipment	188.3	149.8	71.0	131.8	—	540.9

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Olive Garden[1]	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 23, 2025
Sales	$1,330.3	$768.1	$385.3	$674.3	$—	$3,158.0
Food and beverage	320.0	315.0	122.4	196.2	—	953.6
Restaurant labor	464.1	198.7	101.1	231.1	—	995.0
Restaurant expenses	214.1	101.5	72.3	134.7	(21.6)	501.0
Marketing	24.6	1.3	2.7	6.8	—	35.4
Segment profit	$307.5	$151.6	$86.8	$105.5	$21.6	$673.0
Depreciation and amortization	$46.9	$21.3	$17.6	$32.1	$14.0	$131.9
Impairments and (gain) loss on disposal of assets, net	—	—	—	—	0.1	$0.1
Pre-opening costs	0.9	2.3	0.7	1.5	0.7	6.1

(in millions)	Olive Garden[1]	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 23, 2025
Sales	$3,831.9	$2,191.7	$970.2	$1,811.2	$—	$8,805.0
Food and beverage	926.8	902.3	309.1	534.9	—	2,673.1
Restaurant labor	1,346.4	570.1	272.7	621.9	—	2,811.1
Restaurant expenses	626.2	297.3	201.8	365.6	(64.0)	1,426.9
Marketing	97.1	7.1	7.0	17.7	—	128.9
Segment profit	$835.4	$414.9	$179.6	$271.1	$64.0	$1,765.0
Depreciation and amortization	$138.4	$62.2	$51.8	$87.1	$41.6	$381.1
Impairments and (gain) loss on disposal of assets, net	—	—	—	—	1.1	1.1
Pre-opening costs	2.7	3.8	3.2	4.2	2.2	16.1
Purchases of land, buildings and equipment	187.4	109.2	73.3	102.7	—	472.6
1 Segment results include sales from the Olive Garden Canada Restaurants sold on July 14, 2025.

(in millions)	February 22, 2026	May 25, 2025
Segment Assets
Olive Garden	$2,920.5	$2,880.5
LongHorn Steakhouse	2,206.1	2,077.1
Fine Dining	2,661.6	2,623.5
Other Business	3,809.9	3,821.0
Corporate	1,290.7	1,184.9
Consolidated	$12,888.8	$12,587.0

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of segment profit to earnings from continuing operations before income taxes is below.

	Three Months Ended		Nine Months Ended
(in millions)	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Segment profit	$703.6	$673.0	$1,859.2	$1,765.0
Less pre-opening costs	(8.8)	(6.1)	(22.8)	(16.1)
Less general and administrative expenses	(121.5)	(116.7)	(375.4)	(387.2)
Less depreciation and amortization	(141.8)	(131.9)	(414.8)	(381.1)
Less impairments and gain (loss) on disposal of assets, net	(25.1)	(0.1)	19.8	(1.1)
Less interest, net	(49.6)	(45.5)	(143.0)	(128.8)
Earnings before income taxes	$356.8	$372.7	$923.0	$850.7
Note 7. Impairments and Disposal of Assets
Impairments and (gain) loss on disposal of assets, net, in our accompanying consolidated statements of earnings were comprised of the following:

	Three Months Ended		Nine Months Ended
(in millions)	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Restaurant impairments	$22.4	$—	$22.4	$—
Disposal (gains) losses	—	—	(45.0)	0.1
Other	2.7	0.1	2.8	1.0
Impairments and (gain) loss on disposal of assets, net	$25.1	$0.1	$(19.8)	$1.1

Restaurant impairments for the three and nine months ended February 22, 2026 were primarily related to the expected closures of restaurants and conversions of certain Bahama Breeze restaurants to other Darden brands. Disposal (gains) losses for the nine months ended February 22, 2026 were primarily related to the sale of the assets of the Olive Garden Canada Restaurants and certain liabilities related thereto. Disposal (gains) losses for the nine months ended February 23, 2025 were related to the closure of previously impaired restaurants. Other impacts for the three months and nine months ended February 22, 2026 were primarily related to lease terminations. Other impacts for the three and nine months ended February 23, 2025 were related to right-of-use asset adjustments on early lease terminations, product loss from a facility fire in our distribution network, and liquor license impairment.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Stockholders’ Equity

Accumulated Other Comprehensive Income (AOCI)
The components of AOCI, net of tax, for the three and nine months ended February 22, 2026 were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income
Balance at November 23, 2025	$(0.4)	$21.1	$(3.0)	$17.7
Gain (loss)	0.8	7.2	—	8.0
Reclassification realized in net earnings	—	(1.4)	0.1	(1.3)
Balance at February 22, 2026	$0.4	$26.9	$(2.9)	$24.4

Balance at May 25, 2025	$4.6	$30.4	$(3.2)	$31.8
Gain (loss)	0.8	(0.8)	—	—
Reclassification realized in net earnings	(5.0)	(2.7)	0.3	(7.4)
Balance at February 22, 2026	$0.4	$26.9	$(2.9)	$24.4
The components of AOCI, net of tax, for the three and nine months ended February 23, 2025 were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income
Balance at November 24, 2024	$4.6	$27.4	$(3.2)	$28.8
Gain (loss)	—	4.6	—	4.6
Reclassification realized in net earnings	—	(0.4)	0.1	(0.3)
Balance at February 23, 2025	$4.6	$31.6	$(3.1)	$33.1

Balance at May 26, 2024	$4.6	$24.5	$(3.5)	$25.6
Gain (loss)	—	7.9	—	7.9
Reclassification realized in net earnings	—	(0.8)	0.4	(0.4)
Balance at February 23, 2025	$4.6	$31.6	$(3.1)	$33.1

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Nine Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Derivatives
Commodity contracts	(1)	$0.7	$(0.6)	$0.4	$(1.7)
Equity contracts	(2)	0.2	0.1	0.6	—
Interest rate contracts	(3)	0.9	0.9	2.6	2.6
Foreign exchange forwards	(4)	—	—	(0.2)	—
Total before tax		$1.8	$0.4	$3.4	$0.9
Tax (expense) benefit		(0.4)	—	(0.7)	(0.1)
Net of tax		$1.4	$0.4	$2.7	$0.8

Benefit plan funding position
Recognized net actuarial gain (loss) - pension/postretirement plans	(5)	$0.1	$0.1	$0.2	$0.1
Recognized net actuarial gain (loss) - other plans	(5)	(0.2)	(0.2)	(0.6)	(0.6)
Total before tax		$(0.1)	$(0.1)	$(0.4)	$(0.5)
Tax (expense) benefit		—	—	0.1	0.1
Net of tax		$(0.1)	$(0.1)	$(0.3)	$(0.4)

Cumulative translation adjustment	(4)	$—	$—	$5.0	$—
Tax (expense) benefit		—	—	—	—
Net of tax		$—	$—	$5.0	$—
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model for options granted during the periods presented were as follows:

	Nine Months Ended
	February 22, 2026	February 23, 2025
Weighted-average fair value	$72.10	$44.79
Dividend yield	2.9%	3.6%
Expected volatility of stock	41.3%	40.8%
Risk-free interest rate	4.0%	4.1%
Expected option life (in years)	6.3	6.3
Weighted-average exercise price per share	$208.51	$139.43

The weighted-average grant date fair value of market-based performance stock units and the related assumptions used in the Monte Carlo simulations to record stock-based compensation for units granted during the periods presented were as follows:

	Nine Months Ended
	February 22, 2026	February 23, 2025
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	25.8%	26.5%
Risk-free interest rate	3.7%	4.2%
Expected life (in years)	3.8	2.9
Weighted-average grant date fair value per unit	$244.14	$181.65
(1)Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the nine months ended February 22, 2026.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	1.03	0.26	0.33	0.64
Awards granted	0.11	0.06	0.16	0.13
Awards granted performance impact	—	—	0.10	—
Awards exercised/vested	(0.09)	(0.07)	(0.15)	(0.21)
Awards forfeited	—	—	—	(0.02)
Outstanding end of period	1.05	0.25	0.44	0.54

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Stock options	$1.0	$1.0	$7.6	$6.6
Restricted stock/restricted stock units	1.5	1.5	9.0	8.4
Equity-settled performance stock units	3.4	2.4	20.8	17.2
Cash-settled Darden stock units	10.3	9.6	25.0	28.6
Employee stock purchase plan	0.9	0.8	2.6	2.4
Director compensation program/other	0.5	0.3	1.5	1.3
Total stock-based compensation expense	$17.6	$15.6	$66.5	$64.5

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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk arises from the failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with creditworthy counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The notional and fair values of our derivative contracts were as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	February 22, 2026			February 22, 2026	May 25, 2025	February 22, 2026	May 25, 2025
Equity forwards:
Designated	0.2	$174.21	$28.9	$—	$—	$0.2	$0.8
Not designated	0.4	149.51	54.2	—	—	0.5	2.2
Total equity forwards (2)				$—	$—	$0.7	$3.0
Commodity contracts:
Designated	N/A	N/A	$4.5	$0.1	$—	$0.2	$0.9
Not designated	N/A	N/A	—	—	—	—	—
Total commodity contracts (3)				$0.1	$—	$0.2	$0.9
Interest rate related
Designated - Fair value hedge	N/A	N/A	$300.0	$—	$—	$31.1	$40.0
Not designated	N/A	N/A	—	—	—	—	—
Total interest rate related				$—	$—	$31.1	$40.0
Foreign exchange forwards
Designated	N/A	N/A		$—	$—	$—	$0.2
Not designated	N/A	N/A		$—	$—	$—	$—
Total foreign exchange forwards				$—	$—	$—	$0.2
Total derivative contracts				$0.1	$—	$32.0	$44.1

(1)Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.
(2)Designated and undesignated equity forwards extend through July 2029.
(3)Commodity contracts extend through June 2026.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings were as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
(in millions)	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Equity (1)	$6.8	$3.8	$0.2	$0.1
Commodity (2)	0.5	1.0	0.7	(0.6)
Interest rate (3)	—	—	0.9	0.9
Total	$7.3	$4.8	$1.8	$0.4

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Nine Months Ended		Nine Months Ended
(in millions)	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Equity (1)	$(1.8)	$8.5	$0.6	$—
Commodity (2)	1.3	(0.8)	0.4	(1.7)
Interest rate (3)	—	—	2.6	2.6
Foreign exchange forwards (4)	—	—	(0.2)	—
Total	$(0.5)	$7.7	$3.4	$0.9

(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.
(3)Location of the gain (loss) reclassified from AOCI to earnings is interest, net.
(4)Location of the gain (loss) reclassified from AOCI to earnings is impairments and (gain) loss on disposal of assets, net.

The effects of derivative instruments in fair value hedging relationships in the consolidated statement of earnings were as follows:

	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
(in millions)	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Interest rate (1)(2)	$0.8	$0.4	$(0.8)	$(0.4)

	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Nine Months Ended		Nine Months Ended
(in millions)	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Interest rate (1)(2)	$8.9	$7.1	$(8.9)	$(7.1)

 (1) Location of the gain (loss) recognized in earnings on derivatives and related hedged item is interest, net.
(2) Hedged item in fair value hedge relationship is debt.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings were as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended		Nine Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Food and beverage costs and restaurant expenses	$0.2	$—	$0.2	$—
General and administrative expenses	$15.8	$10.7	$8.4	$18.3
Total	$16.0	$10.7	$8.6	$18.3
Based on the fair value of our derivative instruments designated as cash flow hedges as of February 22, 2026, we expect to reclassify approximately $4.6 million of net gains on derivative instruments from AOCI to earnings during the next 12 months based on the maturity of our contracts. However, the amounts ultimately realized in earnings may change and will be dependent on the fair value of the contracts on the respective settlement dates.
Note 11. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration or market based interest rates.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of February 22, 2026 and May 25, 2025.

Items Measured at Fair Value at February 22, 2026
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps and options	(1)	$(0.1)	$—	$(0.1)	$—
Equity forwards	(2)	(0.7)	—	(0.7)	—
Interest rate swaps - fair value hedge	(3)	(31.1)	—	(31.1)	—
Total		$(31.9)	$—	$(31.9)	$—

Items Measured at Fair Value at May 25, 2025
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps and options	(1)	$(0.9)	$—	$(0.9)	$—
Equity forwards	(2)	(3.0)	—	(3.0)	—
Interest rate swaps - fair value hedge	(3)	(40.0)	—	(40.0)	—
Foreign exchange forwards	(4)	(0.2)	—	(0.2)	—
Total		$(44.1)	$—	$(44.1)	$—

(1)The fair value of our commodities futures, swaps and options is based on closing market prices of commodity contracts, inclusive of the risk of nonperformance.
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
The carrying value and fair value of long-term debt as of February 22, 2026, was $2.14 billion and $2.20 billion, respectively. The carrying value and fair value of long-term debt as of May 25, 2025 was $2.13 billion. The fair value of long-term debt, classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. As of February 22, 2026 and May 25, 2025, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of February 22, 2026, adjustments to the fair values of non-financial assets, classified as Level 3, were $19.1 million, which resulted in an ending fair value of zero. As of May 25, 2025, the fair value of non-financial assets, specifically right-of-use assets, classified as Level 3, were determined to be $8.0 million. See Note 7 for additional information.
Note 12. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of February 22, 2026 and May 25, 2025, we had $71.9 million and $80.0 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of February 22, 2026 and May 25, 2025, we had $16.7 million of surety bonds related to other payments. Most surety bonds are renewable annually.
As of February 22, 2026 and May 25, 2025, we had $87.0 million and $76.5 million, respectively, of guarantees associated with leased properties that have been assigned to third parties, primarily related to our disposition of Red Lobster in fiscal 2015 and the sale of the Olive Garden Canada Restaurants during the first quarter of fiscal 2026. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of February 22, 2026 and May 25, 2025, amounted to $68.0 million and $61.2 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent the agreements permit us to recapture the related leasehold interest. The liability recorded for our expected credit losses under these leases as of February 22, 2026 was $10.6 million. These guarantees expire over their respective lease terms, which range from fiscal 2026 through fiscal 2035.
We are subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to operational issues common to the restaurant industry, and can also involve infringement of, or challenges to, our trademarks and copyrights or the trademarks and copyrights of others. While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, we believe that the final disposition of the lawsuits, proceedings and claims in which we are currently involved, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity.
Note 13. Subsequent Events
On March 18, 2026, the Board of Directors declared a cash dividend of $1.50 per share payable on May 1, 2026 to all shareholders of record as of the close of business on April 10, 2026.

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
To facilitate the review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the three and nine months ended February 22, 2026 and February 23, 2025, respectively.

	Three Months Ended			Nine Months Ended
(in millions)	February 22, 2026	February 23, 2025	% Chg	February 22, 2026	February 23, 2025	% Chg
Sales	$3,345.3	$3,158.0	5.9%	$9,492.1	$8,805.0	7.8%
Costs and expenses:
Food and beverage	1,026.7	953.6	7.7	2,919.5	2,673.1	9.2
Restaurant labor	1,046.9	995.0	5.2	3,035.0	2,811.1	8.0
Restaurant expenses	528.7	501.0	5.5	1,541.2	1,426.9	8.0
Marketing expenses	39.4	35.4	11.3	137.2	128.9	6.4
Pre-opening costs	8.8	6.1	44.3	22.8	16.1	41.6
General and administrative expenses	121.5	116.7	4.1	375.4	387.2	(3.0)
Depreciation and amortization	141.8	131.9	7.5	414.8	381.1	8.8
Impairments and (gain) loss on disposal of assets, net	25.1	0.1	NM	(19.8)	1.1	NM
Total costs and expenses	$2,938.9	$2,739.8	7.3	$8,426.1	$7,825.5	7.7
Operating income	406.4	418.2	(2.8)	1,066.0	979.5	8.8
Interest, net	49.6	45.5	9.0	143.0	128.8	11.0
Earnings before income taxes	356.8	372.7	(4.3)	$923.0	$850.7	8.5
Income tax expense (1)	46.2	49.0	(5.7)	117.1	103.7	12.9
Earnings from continuing operations	$310.6	$323.7	(4.0)	$805.9	$747.0	7.9
Losses from discontinued operations, net of tax	(3.8)	(0.3)	NM	(4.1)	(1.2)	NM
Net earnings	$306.8	$323.4	(5.1)%	$801.8	$745.8	7.5%
Diluted net earnings per share:
Earnings from continuing operations	$2.68	$2.74	(2.2)%	$6.91	$6.30	9.7%
Losses from discontinued operations	(0.03)	—	NM	(0.04)	(0.01)	NM
Net earnings	$2.65	$2.74	(3.3)%	$6.87	$6.29	9.2%

(1) Effective tax rate	12.9%	13.1%		12.7%	12.2%
NM- Percentage not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2026, compared with the number of company-owned restaurants open at the end of fiscal 2025 and at the end of the third quarter of fiscal 2025.

	February 22, 2026	May 25, 2025	February 23, 2025
Olive Garden[1]	944	935	927
LongHorn Steakhouse	608	591	586
Cheddar’s Scratch Kitchen	184	181	182
Chuy’s2	108	108	106
Yard House	92	88	89
Ruth’s Chris	82	82	82
The Capital Grille	73	71	71
Seasons 52	45	43	45
Eddie V’s	30	29	30
Bahama Breeze	27	28	43
The Capital Burger	3	3	4
Total	2,196	2,159	2,165

1 During the first quarter of fiscal 2026, we sold all of the Olive Garden Canada Restaurants.
2 Includes 103 Chuy’s restaurants acquired during the second quarter of fiscal 2025.
OVERVIEW OF OPERATIONS
Our business operates in the full-service dining segment of the restaurant industry. At February 22, 2026, through subsidiaries, we owned and operated 2,196 restaurants in the United States under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Chuy’s®, Yard House®, Ruth’s Chris Steak House® (Ruth’s Chris), The Capital Grille®, Seasons 52®, Eddie V’s Prime Seafood® (Eddie V’s), Bahama Breeze®, and The Capital Burger® trademarks. We own and operate all of our restaurants in the United States, except for five restaurants we manage through joint venture or other contractual agreements and 87 franchised restaurants. We also have 77 international franchised restaurants in operation located in Canada, Latin America, the Caribbean, Asia, Europe and the Middle East.
On our June 2025 earnings call, we announced the decision to explore strategic alternatives for the Bahama Breeze brand, which includes 28 company‑owned restaurants and one franchised restaurant. As part of this review, we evaluated a potential sale of the brand as well as the conversion of certain restaurants to other Darden concepts. On February 3, 2026, we announced the completion of this process and our expectation that we will permanently close approximately 14 Bahama Breeze restaurants on or about April 5, 2026, and convert the remaining approximately 14 restaurants to other Darden brands over the next 12–18 months. As a result of the expected closures, we impaired some of the assets related to the 14 Bahama Breeze restaurants to be closed. See Note 7 to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.
On July 14, 2025, we closed on the sale of the Olive Garden Canada Restaurants to Recipe. All gains and losses on disposition have been aggregated in impairments and (gain) loss on disposal of assets, net on our consolidated statement of earnings. See Note 7 to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information. At closing, Darden and Recipe entered into an area development agreement and franchise agreements, pursuant to which Recipe will operate current and any new restaurants contemplated thereunder under the Olive Garden trade name and will pay royalties for use of the trade name.
Financial Highlights - Consolidated
•Total sales increased 5.9 percent and 7.8 percent to $3.35 billion and $9.49 billion for the third quarter and first nine months of fiscal 2026, respectively, compared to $3.16 billion and $8.81 billion for the third quarter and first nine months of fiscal 2025, respectively, driven by sales from the acquisition of 103 Chuy’s restaurants during the second quarter of fiscal 2025 and 31 net new restaurants and a blended same-restaurant sales increase of 4.2 percent1 and 4.4 percent.1
•Our net earnings from continuing operations were $310.6 million and $805.9 million for the third quarter and first nine months of fiscal 2026, respectively, compared to $323.7 million and $747.0 million for the third quarter and first nine months of fiscal 2025, respectively.

•Reported diluted net earnings per share from continuing operations were $2.68 and $6.91 for the third quarter and first nine months of fiscal 2026, respectively, compared to $2.74 and $6.30 for the third quarter and first nine months of fiscal 2025, respectively.
Outlook
We expect sales growth for fiscal 2026 to be approximately 9.5 percent, driven by growth of approximately 2.0 percent related to the fifty-third week in fiscal 2026; same-restaurant sales growth to be approximately 4.5 percent2; and new restaurant openings to be approximately 70. Additionally, we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and for technology initiatives to be between $750 and $775 million. These amounts all include the addition of Chuy’s and our expectations for Chuy’s results from the date of acquisition forward.

1 Will not include Chuy’s until they have been owned and operated by Darden for a 16-month period (the fourth quarter of fiscal 2026), and does not include Bahama Breeze as all restaurants are expected to be closed or converted to other brands (between the third quarter of fiscal 2026 and the fourth quarter of fiscal 2027).

2 Annual same-restaurant sales is a 52-week metric and excludes the impact of Chuy’s, which will not have been owned and operated by Darden for a 16-month period prior to the beginning of fiscal 2026, as well as Bahama Breeze as all restaurants are expected to be closed or converted to other brands (between the third quarter of fiscal 2026 and the fourth quarter of fiscal 2027).
SALES
The following table presents our sales by segment for the periods indicated.

	Three Months Ended				Nine Months Ended
(in millions)	February 22, 2026	February 23, 2025	% Chg	SRS (1)	February 22, 2026	February 23, 2025	% Chg	SRS (1)
Olive Garden	$1,393.0	$1,330.3	4.7%	3.2%	$4,056.8	$3,831.9	5.9%	4.5%
LongHorn Steakhouse	$854.2	$768.1	11.2%	7.2%	$2,406.5	$2,191.7	9.8%	6.3%
Fine Dining	$402.0	$385.3	4.3%	2.1%	$1,004.7	$970.2	3.6%	1.0%
Other Business	$696.1	$674.3	3.2%	3.9%	$2,024.1	$1,811.2	11.8%	3.4%
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants that have been open, and operated by Darden, for at least 16 months. Accordingly, Chuy’s results will not be included in this calculation until the fourth quarter of fiscal 2026. Additionally, results from Bahama Breeze are excluded as all restaurants are expected to be closed or converted to other brands (between the third quarter of fiscal 2026 and the fourth quarter of fiscal 2027).
Olive Garden’s sales increase for the third quarter of fiscal 2026 was primarily driven by same-restaurant sales increases, as well as revenue from new restaurants. The increase in U.S. same-restaurant sales for the third quarter of fiscal 2026 resulted from a 3.6 percent increase in average check, which includes a 1.3 percent increase in off-premise catering sales, offset by a 0.4 percent decrease in same-restaurant guest counts. Olive Garden’s sales increase for the nine months of fiscal 2026 was primarily driven by same-restaurant sales increases, as well as revenue from new restaurants, partially offset by the sale of the Olive Garden Canada Restaurants. The increase in U.S. same-restaurant sales for the first nine months of fiscal 2026 resulted from a 1.3 percent increase in same-restaurant guest counts, combined with a 3.2 percent increase in average check, which includes a 1.1 percent increase in off-premise catering sales.
LongHorn Steakhouse’s sales increase for the third quarter of fiscal 2026 was primarily driven by same-restaurant sales increases, as well as revenue from new restaurants. The increase in same-restaurant sales for the third quarter of fiscal 2026 resulted from a 3.9 percent increase in average check combined with a 3.3 percent increase in same-restaurant guest counts. LongHorn Steakhouse’s sales increase for the nine months of fiscal 2026 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the first nine months of fiscal 2026 resulted from a 2.7 percent increase in average check combined with a 3.5 percent increase in same-restaurant guest counts.
Fine Dining’s sales increase for the third quarter of fiscal 2026 was primarily driven by revenue from new restaurants, as well as same-restaurant sales increases. The increase in same-restaurant sales for the third quarter of fiscal 2026 resulted from a 2.2 percent increase in average check, offset by a 0.1 percent decrease in same-restaurant guest counts. Fine Dining’s sales increase for the nine months of fiscal 2026 was primarily driven by revenue from new restaurants, as well as same-restaurant sales increases. The increase in same-restaurant sales for the nine months of fiscal 2026 resulted from a 1.1 percent increase in average check, offset by a 0.1 percent decrease in same-restaurant guest counts.
Other Business’ sales increase for the third quarter of fiscal 2026 was primarily driven by same-restaurant sales increases, partially offset by a decrease in total restaurants due primarily to the closing of 15 Bahama Breeze locations in May 2025. The increase in same-restaurant sales for the third quarter of fiscal 2026 resulted from a 3.6 percent increase in average check combined with a 0.3 percent increase in same-restaurant guest counts. Other Business’ sales increase for the nine months of fiscal 2026 was primarily driven by the addition of Chuy’s for the entire period as well as an increase in same-restaurant sales. The increase in same-restaurant sales for the nine months of fiscal 2026 resulted from a 3.0 percent increase in average check combined with a 0.4 percent increase in same-restaurant guest counts.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the three and nine months ended February 22, 2026 and February 23, 2025.

	Three Months Ended		Nine Months Ended
	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	30.7	30.2	30.8	30.4
Restaurant labor	31.3	31.5	32.0	31.9
Restaurant expenses	15.8	15.9	16.2	16.2
Marketing expenses	1.2	1.1	1.4	1.5
Pre-opening costs	0.3	0.2	0.2	0.2
General and administrative expenses	3.6	3.7	4.0	4.4
Depreciation and amortization	4.2	4.2	4.4	4.3
Impairments and (gain) loss on disposal of assets, net	0.8	—	(0.2)	—
Total operating costs and expenses	87.9%	86.8%	88.8%	88.9%
Operating income	12.1	13.2	11.2	11.1
Interest, net	1.5	1.4	1.5	1.5
Earnings before income taxes	10.7	11.8	9.7	9.7
Income tax expense	1.4	1.6	1.2	1.2
Earnings from continuing operations	9.3%	10.3%	8.5%	8.5%
Three Months Ended February 22, 2026 Compared to Three Months Ended February 23, 2025

•Food and beverage costs increased as a percent of sales primarily due to a 1.5% impact from inflation and a 0.2% impact from menu mix, partially offset by a 1.0% impact from pricing leverage and a 0.2% impact from cost saving initiatives.
•Restaurant labor costs decreased as a percent of sales primarily due to a 1.2% impact from pricing and sales leverage and a 0.1% impact from productivity, partially offset by a 1.0% impact from inflation and a 0.1% impact from higher performance-based compensation expense.
•Restaurant expenses decreased as a percent of sales primarily due to a 0.7% impact from sales and pricing leverage, partially offset by a 0.5% impact from inflation and a 0.2% impact from delivery fees.
•Marketing expenses increased as a percent of sales due to increased marketing and media activity.
•Pre-opening costs increased primarily due to new restaurant openings.
•General and administrative expenses decreased as a percent of sales primarily due to a 0.3% impact from Chuy’s transaction and integration costs incurred in the third quarter of fiscal 2025, a 0.2% impact from sales leverage including synergies realized from the Chuy’s transaction and a 0.1% impact from compensation, offset by a 0.2%

impact from mark to market adjustments, a 0.2% impact from one-time transaction costs incurred in the third quarter of fiscal 2026 and a 0.1% impact from inflation.
•Depreciation and amortization expenses remained flat as a percent of sales.
•Impairment and (gain) loss on disposal of assets, net increased as a percent of sales primarily due to the decision to close approximately 14 Bahama Breeze restaurants.
Nine Months Ended February 22, 2026 Compared to Nine Months Ended February 23, 2025

•Food and beverage costs increased as a percent of sales primarily due to a 1.2% impact from inflation and a 0.2% impact from menu mix, partially offset by a 0.8% impact from pricing leverage and 0.2% cost savings.
•Restaurant labor costs increased as a percent of sales primarily due to a 1.0% impact from inflation and a 0.1% impact from higher performance-based compensation expense, partially offset by a 1.0% impact from pricing and sales leverage and a 0.1% impact from productivity.
•Restaurant expenses remained flat as a percent of sales.
•Marketing expenses decreased as a percent of sales due to cost savings, partially offset by an increase in marketing and media activity.
•Pre-opening costs remained flat as a percent of sales.
•General and administrative expenses decreased as a percent of sales primarily due to a 0.4% impact from Chuy’s transaction and integration costs incurred in fiscal 2025, 0.3% impact from sales and pricing leverage including synergies realized from the Chuy’s transaction and a 0.1% impact from lower performance-based compensation expense, partially offset by a 0.2% impact from one-time transaction costs incurred in fiscal 2026 and a 0.1% impact from inflation.
•Depreciation and amortization expense increased as a percent of sales due to acquisition of Chuy’s as well as incremental depreciation on new restaurants and other capital expenditures.
•Impairment and (gain) loss on disposal of assets, net increased as a percent of sales primarily due to the gain on sale of the Olive Garden Canada Restaurants, partially offset by the decision to close approximately 14 Bahama Breeze restaurants.

INTEREST EXPENSE
Net interest expense increased as a percent of sales for the third quarter of fiscal 2026 driven primarily by increased short term borrowings. Net interest expense remained flat as percent of sales for the first nine months of fiscal 2026.
INCOME TAXES
The effective income tax rate for continuing operations for the three months ended February 22, 2026 was 12.9 percent compared to an effective income tax rate for the three months ended February 23, 2025 of 13.1 percent. The decrease in the tax rate is primarily driven by mark to market impacts on hedges related to our deferred compensation programs. The effective income tax rate for continuing operations for the nine months ended February 22, 2026 was 12.7 percent compared to an effective income tax rate for the nine months ended February 23, 2025 of 12.2 percent. The increase in the effective tax rate is primarily attributable to a reduction in an expected IRS refund, partially offset by the adjustment of our expected tax liability related to the disposition of the Olive Garden Canada Restaurants.
H.R. 1., also known as the One Big Beautiful Bill Act (OBBBA), was enacted on July 4, 2025. The legislation included several provisions that impact the timing and magnitude of certain tax deductions, including restoring 100% bonus depreciation for qualifying property and the immediate expensing of domestic research and development costs. We have applied the applicable provisions impacting our financial position for the nine months ended February 22, 2026, and will continue to assess the potential impacts on our financial position, results of operations and cash flows as additional guidance from the OBBBA is issued.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the third quarter and first nine months of fiscal 2026 were $3.8 million ($0.03 per diluted share) and $4.1 million ($0.04 per diluted share), respectively, compared with losses from discontinued operations for the third quarter and first nine months of fiscal 2025 of $0.3 million ($0.00 per diluted share) and $1.2 million ($0.01 per diluted share), respectively.

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

	Three Months Ended			Nine Months Ended
Segment	February 22, 2026	February 23, 2025	Change	February 22, 2026	February 23, 2025	Change
Olive Garden	23.0%	23.1%	(10) BPS	21.8%	21.8%	—	BPS
LongHorn Steakhouse	18.6%	19.7%	(110) BPS	17.4%	18.9%	(150)	BPS
Fine Dining	22.0%	22.5%	(50) BPS	17.3%	18.5%	(120)	BPS
Other Business	15.6%	15.6%	— BPS	15.1%	15.0%	10	BPS
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

The decrease in Olive Garden’s segment profit margin for the third quarter of fiscal 2026 was driven primarily by higher restaurant expenses and marketing costs, partially offset by lower restaurant labor costs. Olive Garden’s segment profit margin for the first nine months of fiscal 2026 remained flat compared to fiscal 2025. The decrease in Longhorn Steakhouse’s segment profit margin for the third quarter of fiscal 2026 was driven by higher food and beverage costs and restaurant expenses, partially offset by lower restaurant labor costs. The decrease in Longhorn Steakhouse’s segment profit margin for the first nine months of fiscal 2026 was driven by higher food and beverage costs, partially offset by lower restaurant expenses. The decrease in Fine Dining’s segment profit margin for the third quarter and first nine months of fiscal 2026 was driven primarily by higher food and beverage costs and restaurant labor. Other Business’ segment profit margin for the third quarter of fiscal 2026 remained flat compared to fiscal 2025. The increase in Other Business’ segment profit margin for the first nine months of fiscal 2026 was driven primarily by the addition of Chuy’s operating results and lower food and beverage costs and restaurant expenses.
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
On October 23, 2023, we entered into a $1.25 billion Revolving Credit Agreement (as amended, Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and, prior to the Amendment (as defined below), a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 22, 2026, we had no outstanding balances and were in compliance with all covenants under the Revolving Credit Agreement. As of February 22, 2026, $290.0 million of commercial paper was outstanding and backed by this facility. After consideration of commercial paper and letters of credit backed by the Revolving Credit Agreement, as of February 22, 2026, we had $960 million of credit available under the Revolving Credit Agreement.
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
As of February 22, 2026, our outstanding long-term debt consisted principally of:
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
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 22, 2026, no such adjustments were made to this rate.
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
Net cash flows provided by operating activities from continuing operations increased to $1.28 billion for the first nine months of fiscal 2026, from $1.25 billion for the first nine months of fiscal 2025. Net cash flows provided by operating activities include net earnings from continuing operations of $805.9 million and $747.0 million in the first nine months of fiscal 2026 and 2025, respectively. Net cash flows provided by operating activities increased in fiscal 2026 primarily due to higher net earnings in fiscal 2026 and the timing of federal income tax payments, offset by changes in working capital.
Net cash flows used in investing activities from continuing operations were $523.1 million for the first nine months of fiscal 2026, compared to $1.10 billion for the first nine months of fiscal 2025. Net cash used in the acquisition of Chuy’s was $613.7 million for the first nine months of fiscal 2025. Capital expenditures increased to $540.9 million for the first nine months of fiscal 2026 from $472.6 million for the first nine months of fiscal 2025, reflecting an increase in new restaurant construction and remodel spend during fiscal 2026. Additionally, the first nine months of fiscal 2026 include a portion of the proceeds from the sale of the Olive Garden Canada Restaurants.
Net cash flows used in financing activities from continuing operations were $761.5 million for the first nine months of fiscal 2026, compared to net cash used in financing activities of $123.9 million for the first nine months of fiscal 2025. Net cash flows used in financing activities for the first nine months of fiscal 2026 included borrowings of commercial paper of $290.0 million, net, offset by dividends paid of $521.5 million and share repurchases of $534.4 million. Net cash flows used in financing activities for the first nine months of fiscal 2025 included repayment of commercial paper of $28.6 million, net proceeds from the issuance of long-term debt of $750.0 million, dividends paid of $494.6 million and share repurchases of $367.2 million. Dividends declared by our Board of Directors totaled $4.50 and $4.20 per share for the first nine months of fiscal 2026 and 2025, respectively.
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
On June 18, 2025, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program does not have an expiration and replaced the prior share repurchase authorization. During the quarter and nine months ended February 22, 2026, we repurchased 0.7 million and 2.7 million shares of our common stock, respectively, compared to 0.3 million and 2.4 million shares of our common stock, respectively, during the quarter and nine months ended February 23, 2025.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.
FINANCIAL CONDITION
Our current assets totaled $1.01 billion as of February 22, 2026, compared to $937.7 million as of May 25, 2025. The increase was primarily due to an increase in prepaid income taxes and inventories.
Our current liabilities totaled $2.61 billion as of February 22, 2026, compared to $2.25 billion as of May 25, 2025. The increase was primarily driven by an increase in short term debt and unearned revenues associated with activations in excess of gift card redemptions.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 22, 2026, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments, floating rate and fixed rate debt interest rate exposures were approximately $72.5 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $88.0 million as of February 22, 2026. The fair value of our long-term fixed-rate debt outstanding as of February 22, 2026, averaged $2.18 billion, with a high of $2.20 billion and a low of $2.14 billion during the nine months of fiscal 2026. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 22, 2026, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 22, 2026.
During the nine months ended February 22, 2026, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the three months ended February 22, 2026.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
November 24, 2025 through December 28, 2025	220,330	$181.02	220,330	$603.5
December 29, 2025 through January 25, 2026	206,061	$198.96	206,061	$562.5
January 26, 2026 through February 22, 2026	223,708	$207.61	223,708	$516.1
Quarter-to-Date	650,099	$195.86	650,099	$516.1

(1)All of the shares purchased during the three months ended February 22, 2026 were purchased as part of our repurchase program. On June 18, 2025, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 20, 2025, does not have an expiration and replaced the prior share repurchase authorization.
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
Item 5. Other Information
During the three months ended February 22, 2026, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

DARDEN RESTAURANTS, INC.

Dated:	March 27, 2026	By:	/s/ Rajesh Vennam
Rajesh Vennam
Senior Vice President, Chief Financial Officer
(Principal financial officer)