Form 10-K
period 2026-05-31
DARDEN RESTAURANTS INC
filed 2026-07-24
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of $174.72 per share as reported on the New York Stock Exchange on November 21, 2025, was approximately: $20,084,300,000.
Number of shares of Common Stock outstanding as of May 31, 2026: 114,077,969.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 23, 2026, to be filed with the Securities and Exchange Commission no later than 120 days after May 31, 2026, are incorporated by reference into Part III of this Report.

DARDEN RESTAURANTS, INC.
FORM 10-K
FISCAL YEAR ENDED MAY 31, 2026

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected increase in sales from continuing operations, same-restaurant sales, the number of our restaurants, our annual effective tax rate and capital expenditures in fiscal 2027, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance, and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by, or that include words such as “may,” “will,” “expect,” “intend,” “focus,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook,” “seek,” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors” and other factors and uncertainties discussed from time to time in reports filed by Darden with the Securities and Exchange Commission.

PART I
Item 1. BUSINESS

Introduction
Darden Restaurants, Inc. (“Darden,” the “Company,” “we,” “us,” or “our”) is a full-service restaurant company, and as of May 31, 2026, we owned and operated 2,202 restaurants through subsidiaries in the United States under the Olive Garden®, LongHorn Steakhouse®, Yard House®, Ruth’s Chris Steak House® (“Ruth’s Chris”), Cheddar’s Scratch Kitchen®, The Capital Grille®, Chuy’s®, Seasons 52®, Eddie V’s Prime Seafood® (“Eddie V’s”), Bahama Breeze®, and The Capital Burger® trademarks. As of May 31, 2026, we also had 167 restaurants operated by independent third parties pursuant to area development and franchise agreements, four restaurants operating under contractual agreements, and one restaurant that we jointly own with a third party and operate independently.
The following table details the number of company-owned and operated restaurants, as well as those operated under franchise and contractual agreements, as of May 31, 2026:

Number of Restaurants	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Chuy’s	Yard House	Ruth’s Chris	The Capital Grille	Seasons 52	Eddie V’s	Bahama Breeze	The Capital Burger	Total
Owned and operated:
United States (1)	949	618	184	110	93	83	74	44	31	13	3	2,202
Total	949	618	184	110	93	83	74	44	31	13	3	2,202
Franchised:
United States (2)	11	19	3	—	1	51	1	—	—	1	—	87
Latin America	32	—	—	—	1	1	2	—	—	—	—	36
Canada	8	—	—	—	—	6	—	—	—	—	—	14
Europe	1	—	—	—	—	—	—	—	—	—	—	1
Asia	6	2	—	—	—	15	—	—	—	—	—	23
Middle East	4	—	—	—	—	—	—	—	—	—	—	4
The Caribbean	1	—	—	—	—	1	—	—	—	—	—	2
Total	63	21	3	—	2	74	3	—	—	1	—	167
Operated:
United States	—	—	—	—	—	4	—	—	—	—	—	4
Total	—	—	—	—	—	4	—	—	—	—	—	4
Grand Total	1,012	639	187	110	95	161	77	44	31	14	3	2,373
(1)Includes one Yard House restaurant that we jointly own with a third party and operate independently.
(2)Includes Puerto Rico and Guam.
Darden is a Florida corporation, incorporated in March 1995, and is the parent company of GMRI, Inc., also a Florida corporation. GMRI, Inc. and certain other of our subsidiaries own and operate our restaurants. GMRI, Inc. was originally incorporated in March 1968 as Red Lobster Inns of America, Inc. We were acquired by General Mills, Inc. in 1970 and became a separate publicly held company in 1995 when General Mills distributed all of our outstanding stock to the stockholders of General Mills. Our principal executive offices and restaurant support center (“RSC”) are located at 1000 Darden Center Drive, Orlando, Florida 32837, telephone (407) 245-4000. Our corporate website address is www.darden.com. We make our reports on Forms 10-K, 10-Q, and 8-K; Section 16 reports on Forms 3, 4, and 5; and all amendments to those reports available free of charge on our website on the same day that the reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information on our website is not deemed to be incorporated by reference into this Form 10-K. Unless the context indicates otherwise, all references to “Darden,” the “Company,” “we,” “our,” or “us” include Darden Restaurants, Inc., GMRI, Inc., and our respective subsidiaries.
On July 14, 2025, we closed on the sale of eight Olive Garden restaurants in Canada (the “Olive Garden Canada Restaurants”) to Recipe Unlimited Corporation (“Recipe”). All gains and losses on disposition have been aggregated in impairments and disposal of assets, net on our consolidated statement of earnings. See Note 4 to our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information. At closing, Darden and Recipe entered into an area development agreement and franchise agreements, pursuant to which Recipe will operate current and any new restaurants contemplated thereunder under the Olive Garden trade name and will pay royalties for use of the trade name.
On our June 2025 earnings call, we announced the decision to explore strategic alternatives for the Bahama Breeze brand, which, at that time, included 28 company-owned restaurants and one franchised restaurant. As part of this review, we evaluated a potential sale of the brand as well as the conversion of certain restaurants to other Darden brands. On February 3, 2026, we announced the completion of this process and our decision to permanently close approximately half of the Bahama Breeze restaurants, which we completed on or about April 5, 2026, and our expectation to convert the remaining Bahama Breeze restaurants to other Darden brands over the next 12–18 months. As of the end of fiscal 2026, we have completed one conversion.

We have a 52/53 week fiscal year ending the last Sunday in May. Fiscal 2026 ended May 31, 2026 and consisted of 53 weeks, fiscal 2025 ended May 25, 2025 and consisted of 52 weeks, and fiscal 2024 ended May 26, 2024 and consisted of 52 weeks.
The following description of our business should be read in conjunction with the information in Part II of this report under the caption “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”
Segment Information
We manage our restaurant brands in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics, and sub-segment of full-service dining within which each brand operates. We have four reportable segments: 1) Olive Garden, 2) LongHorn Steakhouse, 3) Fine Dining (which includes Ruth’s Chris, The Capital Grille, and Eddie V’s) and 4) Other Business (which includes Yard House, Cheddar’s Scratch Kitchen, Chuy’s, Seasons 52, Bahama Breeze, The Capital Burger, and ongoing royalties and other fees from our franchise operations and contractually managed locations). External sales are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales, and customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments.
Restaurant Brands
Olive Garden
Olive Garden is an internally-developed brand and is the largest full-service dining Italian restaurant operator in the United States. Olive Garden offers a variety of Italian foods featuring fresh ingredients presented simply with a focus on flavor and quality and a selection of imported Italian wines. In 1982, Olive Garden opened its first restaurant in Orlando, Florida.
Most dinner menu entrée prices range from $12.50 to $24.00, and most lunch menu entrée prices range from $10.00 to $12.00. The price of each entrée includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2026, the average check per person, defined as total sales divided by number of entrées sold, was approximately $25.00, with alcoholic beverages accounting for 4.1 percent of Olive Garden’s sales. Olive Garden maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices, and selections, as well as a smaller portioned, lower-priced children’s menu.
LongHorn Steakhouse
LongHorn Steakhouse is a full-service steakhouse restaurant brand with locations primarily in the eastern United States, operating in an atmosphere inspired by the American West. LongHorn Steakhouse opened its first restaurant in 1981, and we acquired LongHorn Steakhouse in October 2007 as part of the RARE Hospitality International, Inc. (“RARE”) acquisition. LongHorn Steakhouse restaurants feature a variety of menu items including signature fresh steaks and chicken, as well as salmon, shrimp, ribs, pork chops, and burgers.
Most dinner menu entrée prices range from $14.00 to $42.00, and most lunch menu entrée prices range from $9.50 to $12.00. The price of most entrées includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2026, the average check per person was approximately $28.50, with alcoholic beverages accounting for 8.1 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices, and selections, as well as a smaller portioned, lower-priced children’s menu.

Yard House
Yard House is a full-service restaurant brand operating in metropolitan areas across the United States and is known for great food, classic rock, and over 100 draft beer offerings. The American menu includes more than 100 chef-driven items with a wide range of appetizers, burgers and steaks, street tacos, salads, sandwiches, and a generous selection of vegetarian dishes. Yard House opened its first restaurant in 1996, and we acquired Yard House in August 2012.
Yard House design elements create a contemporary, yet casual, “come as you are” environment. Most lunch and dinner menu entrée prices range from $11.00 to $57.00. During fiscal 2026, the average check per person was approximately $37.00, with alcoholic beverages accounting for 28.9 percent of Yard House’s sales. Yard House maintains different menus and selections of craft beers across its trade areas to reflect geographic differences in consumer preferences, prices, and selections, as well as a smaller portioned, lower-priced children’s menu.
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
Most dinner menu entrée prices range from $40.00 to $92.00, and most lunch menu entrée prices range from $16.00 to $70.00. During fiscal 2026, the average check per person was approximately $104.00, with alcoholic beverages accounting for 18.7 percent of Ruth’s Chris’ sales. Ruth’s Chris offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices, and selections.
Cheddar’s Scratch Kitchen
Cheddar’s Scratch Kitchen is a full-service restaurant brand operating primarily in Texas and throughout the southern, mid-western, and mid-Atlantic regions of the United States. The casual dining menu features modern classics and American favorites, cooked from scratch. Each entrée includes a honey butter croissant. Cheddar’s Scratch Kitchen opened its first restaurant in 1979, and we acquired Cheddar’s Scratch Kitchen in April 2017.
Most dinner menu entrée prices range from $10.00 to $24.00, and most lunch menu entrée prices range from $9.00 to $11.00. During fiscal 2026, the average check per person was approximately $19.50, with alcoholic beverages accounting for 6.4 percent of Cheddar’s Scratch Kitchen’s sales. Cheddar’s Scratch Kitchen features different menus across its trade areas to reflect geographic differences in consumer preferences, prices, and selections, as well as a smaller portioned, lower-priced children’s menu.
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
Most dinner menu entrée prices range from $41.00 to $95.00, and most lunch menu entrée prices range from $20.00 to $53.00. During fiscal 2026, the average check per person was approximately $107.00, with alcoholic beverages accounting for 25.6 percent of The Capital Grille’s sales. The Capital Grille offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices, and selections.
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

Most menu entrée prices range from $11.00 to $22.00. During fiscal 2026, the average check per person was approximately $20.00, with alcoholic beverages accounting for 11.4 percent of Chuy’s sales. The core menu was established using recipes from family and friends of the founders and has remained relatively unchanged over the years. Chuy’s offers the same menu for both lunch and dinner, which includes enchiladas, fajitas, tacos, burritos, combination platters, and salads complemented by a variety of appetizers and desserts. All meals include free chips and salsa.
Seasons 52
Seasons 52 is an internally developed full-service restaurant brand with a casually sophisticated, fresh grill and wine bar that offers a seasonally changing menu with all items under 595 calories. The menu includes an international collection of wines, along with exceptional signature handcrafted cocktails. In 2003, Seasons 52 opened its first restaurant in Orlando, Florida.
Most lunch and dinner menu entrée prices range from $13.00 to $58.50. During fiscal 2026, the average check per person was approximately $53.00, with alcoholic beverages accounting for 21.3 percent of Seasons 52’s sales. Seasons 52 maintains an all-day menu in addition to different seasonal offerings, a pared-down lunch menu, and a happy-hour menu.
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
Most dinner menu entrée prices range from $42.00 to $116.00. During fiscal 2026, the average check per person was approximately $126.00, with alcoholic beverages accounting for 26.4 percent of Eddie V’s sales. Eddie V’s menu features a premium selection of seafood and hand-cut steaks, and each restaurant offers unique wine and spirit selections that reflect local preferences, in addition to the brand’s core wine & cocktail offerings.
Bahama Breeze
Bahama Breeze is an internally developed full-service restaurant brand operating primarily in the eastern United States that offers guests the feeling of a Caribbean escape, with food, drinks, and atmosphere found in the islands. The menu features distinctive, Caribbean-inspired fresh seafood, chicken, and steaks as well as handcrafted tropical cocktails. In 1996, Bahama Breeze opened its first restaurant in Orlando, Florida.
Most lunch and dinner menu entrée prices range from $10.00 to $39.00. During fiscal 2026, the average check per person was approximately $38.00, with alcoholic beverages accounting for 19.0 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices, and selections, as well as a smaller portioned, lower-priced children’s menu.
On February 3, 2026, we announced our decision to permanently close approximately half of our Bahama Breeze restaurants, which we completed on or about April 5, 2026, and our expectation to convert the remaining restaurants to other Darden brands over the next 12–18 months.
The Capital Burger
The Capital Burger is an internally created, development-stage full-service restaurant concept with locations primarily in major metropolitan cities in the United States that offers guests a luxe burger experience. The Capital Burger opened its first restaurant in 2018. The menu features burgers made with a proprietary beef blend, sandwiches, and appetizers. It is a bar-centric concept offering local craft beers, a unique wine list, and spiked shakes. Multiple items take from the parentage of The Capital Grille, like the signature Doli, a pineapple-infused martini.
Most lunch and dinner menu entrée prices range from $18.00 to $36.00. During fiscal 2026, the average check per person was approximately $37.00, with alcoholic beverages accounting for 25.5 percent of The Capital Burger’s sales. The Capital Burger maintains an all-day menu in addition to a happy hour menu.
The following table shows our restaurant growth over the last five years, including the number of restaurants owned and operated by each brand and concept, including a restaurant that we jointly own with a third party and operate independently, as of the end of each fiscal year presented. The table excludes restaurants operated by independent third parties pursuant to area development, franchise, and contractual agreements. The final column in the table lists our total sales from continuing operations for each fiscal year indicated.

Fiscal Year	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Chuy’s	Yard House	Ruth’s Chris	The Capital Grille	Seasons 52	Eddie V’s	Bahama Breeze	The Capital Burger	Total Restaurants	Total Sales (in millions)
2022	884	546	172	—	85	—	62	45	28	42	3	1,867	$9,630.0
2023	905	562	180	—	86	—	62	44	29	42	4	1,914	$10,487.8
2024	920	575	181	—	88	80	66	44	30	43	4	2,031	$11,390.0
2025	935	591	181	108	88	82	71	43	29	28	3	2,159	$12,076.7
2026	949	618	184	110	93	83	74	44	31	13	3	2,202	$13,210.9
Strategy
We believe that capable operators of strong multi-unit brands have the opportunity to increase their share of the restaurant industry’s full-service segment. Generally, the restaurant industry is considered to be comprised of three segments: quick service, fast casual, and full-service. All of our restaurants fall within the full-service segment, which is highly fragmented and includes many independent operators and small chains. We believe we have strong brands and that the breadth and depth of our experience and expertise set us apart in the full-service restaurant industry. This collective capability is the product of investments over many years in areas that are critical to success in our business, including restaurant operations excellence, brand management excellence, our supply chain, talent management, and information technology, among other things.
Our operating philosophy remains focused on strengthening the core operational fundamentals of the business by providing an outstanding guest experience rooted in culinary innovation, attentive service, and an engaging atmosphere enabled by our people. Darden enables each brand to reach its full potential by leveraging our scale, insights, and experience in a way that protects our uniqueness and competitive advantages. Additionally, our brands can capitalize on data driven insights to deliver customized one-to-one customer relationship marketing. We hold ourselves accountable for operating our restaurants with a sense of urgency to achieve our commitments to all of our stakeholders.
Recent and Planned Restaurant Growth
During fiscal 2026, we added 43 net new restaurants in the United States. Fiscal 2026 actual restaurant openings and closings, fiscal 2027 projected openings, and approximate capital investment, square footage, and dining capacity, by brand, are shown below:

	Actual - Fiscal 2026			Projected - Fiscal 2027 (1)	Pro-Forma New Restaurants (1)
	Restaurant Openings	Sold (2)	Restaurant Closings	New Restaurant Openings	Capital Investment Range (3) (in millions)			Approximate Square Feet (4)	Approximate Dining Seats (5)
Olive Garden	22	8	—	22-26	$4.4	-	$6.3	7,700	250
LongHorn Steakhouse	27	—	—	26-30	$3.8	-	$5.2	5,800	180
Yard House	5	—	—	7-10	$7.8	—	$9.8	9,000	330
Ruth’s Chris	1	—	—	1-2	$6.0	—	$8.0	7,400	200
Cheddar’s Scratch Kitchen	4	—	1	6-8	$4.3	-	$5.4	6,300	210
The Capital Grille	4	—	1	2-4	$7.2	—	$9.5	9,000	260
Chuy’s	4	—	2	4-6	$4.3	-	$5.5	5,900	160
Seasons 52	2	—	1	1-2	$6.0	—	$7.2	7,400	230
Eddie V’s	3	—	1	1-2	$8.5	—	$10.2	10,000	320
Bahama Breeze (6)	—	—	15	—
Totals	72	8	21	75-80

(1)The Capital Burger is a development-stage concept with limited pro-forma information, and as such, it is excluded from this table.

(2)Includes the eight Olive Garden Canada Restaurants sold and franchised to Recipe in the first quarter of fiscal 2026.
(3)Includes cash investments for building, equipment, furniture, and other construction costs; excludes internal capitalized overhead, pre-opening expenses, tenant allowance, and future lease obligations. Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, and Chuy’s capital investments are based on costs associated with land-only leases; Yard House, Ruth’s Chris, The Capital Grille, Seasons 52, and Eddie V’s capital investments are based on ground and building leases. Actual costs can vary significantly depending on the specific location.
(4)Per restaurant, includes all space under the roof, including coolers and freezers; based on primary prototypes.
(5)Includes bar dining seats and patio seating, but excludes bar stools.
(6)We permanently closed approximately half of our Bahama Breeze restaurants and expect to convert the remaining restaurants to other Darden brands. As such, Bahama Breeze is excluded from the pro forma section of this table.
While our objective is to continue to expand all of our restaurant brands, the actual number of openings for each of our brands for fiscal 2027 will depend on many factors, including our ability to recruit and train restaurant management and hourly personnel, locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, and complete construction.
We consider location to be a critical factor in determining a restaurant’s long-term success, and we devote significant effort to the site selection process. Prior to entering a market, we conduct a thorough study to determine the optimal number and placement of restaurants. Our site selection process incorporates a variety of analytical techniques to evaluate key factors. These factors include trade area demographics, such as target population density and household income levels; competitive influences in the trade area; the site’s visibility, accessibility, and traffic volume; and proximity to activity centers such as shopping malls, hotel/motel complexes, offices, and universities. Members of senior management evaluate, inspect, and approve each restaurant site prior to its acquisition. Constructing and opening a new restaurant takes approximately 250 days on average after the site is acquired and permits are obtained.
We systematically review the performance of our restaurants to ensure that each one meets our standards. When a restaurant falls below minimum standards, we conduct a thorough analysis to determine the causes and implement operational and marketing plans to improve that restaurant’s performance. If performance does not improve to acceptable levels, the restaurant is evaluated for relocation, closing, or conversion to one of our other brands. Permanent closures are typically due to economic changes in trade areas, the expiration of lease agreements, or site concerns. Accordingly, we continue to evaluate our site locations in order to minimize the risk of future closures or asset impairment charges.
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
Each Olive Garden and Yard House restaurant is led by a General Manager, and each LongHorn Steakhouse restaurant is led by a Managing Partner. Each restaurant also has three to ten additional managers, depending on the operating complexity and sales volume of the restaurant. In addition, each restaurant typically employs between 35 to 200 hourly team members, most of whom work part-time. Restaurant General Managers or Managing Partners report to a Director of Operations who is responsible for approximately five to eleven restaurants. Depending on the brand, Directors of Operations report to a Divisional Vice President of Operations or a Senior Director of Operations.
Each Ruth’s Chris, Bahama Breeze, and The Capital Burger restaurant is led by a General Manager, and each Cheddar’s Scratch Kitchen, The Capital Grille, Seasons 52, and Eddie V’s restaurant is led by a Managing Partner. Each restaurant also has three to ten additional managers. In addition, each restaurant typically employs between 50 to 200 hourly team members, most of whom work part-time. The General Manager or Managing Partner of each restaurant reports directly to a Director of Operations, who has operational responsibility for approximately three to eleven restaurants. Depending on the brand, Directors of Operations report to a Divisional Vice President, Senior Director of Operations, or Vice President of Brand Operations.
Each Chuy’s restaurant is led by a General Manager. Each restaurant has a First Assistant, Kitchen Manager, and an additional one to three managers, depending on the operating complexity and sales volume of the restaurant. In addition, each restaurant typically employs between 60 to 120 hourly team members, most of whom work part-time. Restaurant General Managers report to an Area Supervisor who is responsible for approximately four to seven restaurants. Each Area Supervisor reports to a Senior Director of Operations who is responsible for between 30 to 40 restaurants.
Brands employ a mix of executive chefs, sous chefs, and culinary managers, depending on the brand and operating model.

Across our brands, restaurants are visited regularly by operations management, including officer-level executives, to help ensure strict adherence to our standards and to solicit feedback on opportunities for improvement.
Our Learning and Development team, in partnership with each brand’s training leader and senior operations executives, is responsible for developing and maintaining our operations training programs. These efforts include an eight to twelve-week training program for management trainees and continuing development programs for all levels of leadership. The emphasis of the training and development programs varies by restaurant brand, but includes leadership effectiveness, restaurant business management, and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one to two weeks prior to opening and remain at the new restaurant for up to three weeks after the opening and are re-deployed as appropriate to enable a smooth transition to the restaurant’s operating staff.
We maintain performance measurement and incentive compensation programs for our management-level team members. We believe that our leadership position, strong results-oriented culture, and various short-term and long-term incentive programs, including stock-based compensation, enhance our ability to attract and retain highly motivated restaurant managers.

Quality Assurance
Our Total Quality Department helps ensure that all restaurants provide safe, high-quality food in a clean and safe environment.
Through rigorous supplier and risk-based product evaluations, we purchase only products that meet or exceed our product specifications. We rely on independent third parties to inspect and evaluate our suppliers and distributors. Suppliers that produce “high-risk” ready-to-eat products are subject to a food safety evaluation by Darden personnel at least annually. We require our suppliers to maintain sound manufacturing practices and operate with comprehensive Hazard Analysis and Critical Control Point food safety programs and risk-based preventative controls adopted by the U.S. Food and Drug Administration. These programs focus on preventing hazards that could cause food-borne illnesses by applying scientifically-based controls to analyze hazards, identify and monitor critical control points, and establish corrective actions when monitoring shows that a critical limit has not been met.
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

Sourcing and Distribution

Ensuring available, safe, high-quality food and supplies at competitive prices to all our restaurants depends on reliable sources of procurement. Our sourcing staff sources, negotiates, and purchases food and supplies from more than 1,400 suppliers whose products originate in more than 30 countries. Suppliers must meet our strict quality control standards in the development, harvest, catch, and production of food products. We leverage competitive bids, long-term contracts, and strategic supplier relationships to manage availability and cost of products.

We contribute to Darden’s scale advantage by directly sourcing product utilizing our supplier relationships, product expertise, dedicated distribution network, while prioritizing food safety. Our staff travels routinely within the United States and internationally to source top-quality food and supplies at competitive prices. We actively engage with and monitor our suppliers, both in person and remotely, including hosting virtual visits and audits. We have excellent long-term relationships with key suppliers and usually source our product directly from producers.

We enter into long-term agreements with multiple third-party national distribution companies to deliver food and supplies to our restaurants. Under these arrangements, we maintain ownership of the food and supplies inventory through our subsidiary, Darden Direct Distribution, Inc. (“Darden Direct”), managed by third-party distribution partners. Because of the rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to sales.

We continue to drive automation of our supply chain by collaborating with our suppliers, logistics partners, and distributors to improve optimization with information visibility and other technological advances. These and other terms of Darden Direct’s long-term supply agreements further enable our sourcing staff to integrate demand forecasts into our purchasing operations, driving efficiencies in our operations.

Integrated Marketing

Our restaurants appeal to a broad spectrum of consumers. To further strengthen our brands, we focus on highlighting what makes each of our brands unique. Accordingly, our brands evaluate marketing activities through three filters. First, marketing activities must elevate brand equity by bringing each brand’s competitive advantages to life. Second, marketing activities must be simple to execute, allowing our teams to deliver consistently memorable guest experiences. Third, we will not rely on deep discounts and are therefore able to provide great value to our guests while driving profitable sales growth.

Integrated marketing is key to bringing our brands to life, and our scale enables us to be a leading advertiser in the full-service dining segment of the restaurant industry. Olive Garden leverages the efficiency of national advertising, on both traditional and streaming television, supplemented with targeted digital media investments. LongHorn Steakhouse, Yard House, Ruth’s Chris, Cheddar’s Scratch Kitchen, The Capital Grille, Chuy’s, Seasons 52, and Eddie V’s also use streaming television and digital marketing to build engagement and loyalty.

In fiscal 2026, we continued a multi-year effort to implement new technology platforms that allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities. We also continued making improvements to our online and mobile ordering and payment systems across all our brands. In addition, we continued working on developing sophisticated customer relationship management programs, data analytics, and data-driven marketing approaches to effectively and efficiently target our existing and potential guests across our portfolio of brands. This enables us to tailor our messaging and offerings depending on guest visit history, preferences, and brand loyalty. Finally, we continued to utilize sophisticated consumer marketing research to monitor guest satisfaction and evolving trends and marketplace dynamics.

Human Capital

We believe that our team members are one of our most important assets and a competitive advantage. We are committed to our People Strategy and focus on hiring, training, rewarding, and retaining a workforce that best serves our guests and the communities in which we operate. We closely track and assess a variety of metrics that help us evaluate the effectiveness of our People Strategy across our restaurant brands and the RSC. Our People Strategy is focused on four strategic imperatives:

•Hire - Attract and select diverse team members that reflect our values and are committed to our results-oriented culture.
•Train - Teach team members to perform in today’s environment and develop the skills to meet tomorrow’s needs.
•Reward - Invest in compelling programs that recognize team members when goals are achieved and further motivate our culture of winning.
•Retain - Keep team members engaged and motivated, ready to deliver results and grow their careers.

We closely track and assess a variety of metrics that help us evaluate our performance on each of these imperatives.

Hire. We are committed to attracting, engaging, developing, and retaining a workforce that best serves our guests and the communities in which we operate. We track a variety of statistics to help us understand our workforce, including the following key team member statistics as of the end of fiscal 2026:

Total team members (hourly and salaried)	209,931
Total number of hourly team members	198,111
Percent of hourly team members – female	58%
Percent of hourly team members – members of racial or ethnic minority groups	56%
Total number of new hires of hourly team members during fiscal 2026	146,934
Percent of hourly new hires – female	57%
Percent of hourly new hires – members of racial or ethnic minority groups	56%

At Darden, we employ team members across five generations of the United States population: Traditionalists, Baby Boomers, Generation X, Millennials, and Centennials. We provide our EEO-1 report on our website at www.darden.com.

Train. We succeed because of our people, and with our success come rewards, recognition, and great opportunities for our team members. We regularly invest in our team members’ careers by providing the tools that our team members need to succeed in their current roles, to grow personally and professionally, and to deliver exceptional experiences to our guests each day. With thousands of leadership positions across our restaurants, we provide a pathway and training for thousands of individuals across the country to advance from entry-level jobs into management roles. In fiscal 2026, 68 percent of the participants in our restaurant Manager In Training program, which teaches team members management skills prior to serving in a management role in our restaurants, were internal promotions. Additionally, 100 percent of the new General Managers or Managing Partners in fiscal 2026 were internal promotions. We believe our emphasis on internal mobility and career development strengthens team member engagement and retention, while supporting the guest experience.

Reward. We believe that we provide working conditions, pay, and benefits that compare favorably with those of our competitors. Most team members, other than restaurant management and corporate management, are paid on an hourly basis. We offer our team members flexible work schedules and competitive pay and benefits, including paid sick leave and access to free counseling through our employee assistance program for team members and their families.

We regularly review our pay and benefits programs to identify and implement enhancements to the ways we reward our team members. Since fiscal 2022, we have maintained a policy that each hourly restaurant team member company-wide would earn a minimum hourly wage of at least $12 per hour, inclusive of tip income. For fiscal 2026, across all of our brands, our hourly team members earned, on average, more than $24 per hour, inclusive of tip income, far exceeding that minimum wage. Since fiscal 2018, we have significantly increased the percentage of medical premium contributions we make on behalf of our team members. In fiscal 2026, we subsidized 76 to 82 percent (depending on the plan and tier selected) of the premiums for our team members. In fiscal 2026, we invested approximately $9.5 million to continue maintaining competitive premiums for our team members.

Further, in fiscal 2026, the Darden Restaurants Foundation continued the Next Course Scholarship program for children and dependents of our team members that launched during fiscal 2023. In its fourth year, the program awarded scholarships worth $3,000 each to 93 children or dependents of our team members. Additionally, in January 2023, we introduced a new benefit for restaurant team members called Fast Fluency, which provides our team members the opportunity to learn English for free.

None of our team members are covered by a collective bargaining agreement. We conduct engagement surveys with hourly team members and management twice a year through Gallup, and Darden’s overall engagement is well above the average for both U.S. and international companies, as measured by Gallup.

Consistent with our core values of respect, caring, and teamwork, in fiscal 1999, we established a program called Darden Dimes to help fellow Darden team members in need. Darden Dimes provides short-term financial grants to team members experiencing financial need caused by unexpected emergencies or catastrophic natural disasters. Participating team members donate as little as 10 cents from each paycheck to the Darden Dimes fund, which raised over $2.3 million and granted $1.5 million in fiscal 2026.

Retain. As a full-service restaurant company, food is always top of mind, but our team members make the difference: they are at the heart of everything we do. We believe strong team member engagement supports the guest experience, so we strive to hire the best individuals and retain them by fostering an environment of respect and inclusion, where differing perspectives and experiences are valued and team members have the opportunity to develop and grow their careers. In addition, our geographic footprint often puts us in a position to offer our restaurant team members jobs in their current roles when personal circumstances require relocation.

Darden’s consolidated turnover rate for hourly team members during fiscal 2026 was 67 percent, which is one of the lowest rates in the restaurant industry. Each of our brands experienced a turnover rate during fiscal 2026 that was lower than the most recent relevant casual dining or fine dining turnover rate for their segment of the industry as reported in The People ReportTM by Black Box IntelligenceTM. Darden’s consolidated restaurant management turnover rate of 15 percent was also significantly lower than the broader restaurant industry benchmark. Our executive leadership, vice president and above, has an average of over 20 years of experience with Darden, while our restaurant General Managers and Managing Partners have an average of 15 years of experience with us.
Information Technology and Cybersecurity

We believe our ability to leverage and use technology effectively is a competitive advantage and a key factor of our strategy. We have implemented technology-enabled business solutions to improve financial control, cost management, guest service, and employee effectiveness, as well as enable e-commerce. These solutions are designed to be used across restaurant brands, yet are flexible enough to meet the unique needs of each restaurant brand. Our strategy is to fully integrate systems to drive operational efficiencies and enable restaurant teams to focus on restaurant operations excellence. Restaurant hardware and software support for our restaurant brands is provided or coordinated from the RSC in Orlando, Florida. Our data center contains sufficient computing power to process information from restaurants quickly and efficiently. We leverage public cloud computing where appropriate to enhance our capabilities and to leverage scale. Our information is processed in a secure environment to protect both our data and the physical computing assets. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, testing the disaster recovery plan annually, and providing on-site power backup. We periodically engage third parties to perform cybersecurity audits utilizing the National Institute of Standards and Technology (“NIST”) Cybersecurity and Privacy Frameworks. We also engage third parties to conduct security reviews of our network, processes, and systems on a regular basis. We use internally developed proprietary software, cloud-based software as a service (“SaaS”), as well as purchased software, with proven, non-proprietary hardware.

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

We maintain a robust system of data protection and cybersecurity resources, technology, and processes. We regularly evaluate new and emerging risks and ever-changing legal and compliance requirements. We make strategic investments to address these risks, including maintaining insurance coverage to mitigate the potential financial consequences of cybersecurity incidents, and compliance requirements to keep Company, guest, and team member data secure. We monitor risks of sensitive information compromise at our business partners where relevant and reevaluate these risks on a periodic basis. We also perform annual and ongoing cybersecurity awareness training for our restaurant management and RSC team members. As we accept credit card payments, we are subject to the Payment Card Industry (“PCI”) Data Security Standard and engage a third-party auditor to conduct annual compliance assessments. In addition, we provide annual credit card handling training following PCI guidelines to team members who handle guest credit cards.

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
Competition
The restaurant industry is intensely competitive with respect to the type and quality of food, price, service, restaurant location, personnel, brand, attractiveness of facilities, availability of carryout and home delivery, internet and mobile ordering capabilities, and effectiveness of advertising and marketing. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power. We compete within each market with national and regional chains and locally-owned restaurants for guests, management and hourly personnel and suitable real estate sites. In addition, expanding product offerings at fast casual and quick-service restaurants and the convenience of home delivery services, together with negative economic conditions, could cause consumers to choose less expensive alternatives or reduce the frequency of their restaurant visits. We expect intense competition to continue in all of these areas.
Other factors pertaining to our competitive position in the industry are addressed under the sections entitled “Sourcing and Distribution,” “Integrated Marketing” and “Information Technology and Cybersecurity” in this Item 1 and in our Risk Factors in Item 1A of this Form 10-K.
Trademarks and Service Marks
We regard our Olive Garden®, LongHorn Steakhouse®, Yard House®, Ruth’s Chris Steak House®, Cheddar’s Scratch Kitchen®, The Capital Grille®, Chuy’s®, Seasons 52®, Eddie V’s Prime Seafood®, Bahama Breeze®, The Capital Burger®, Darden®, and Darden Restaurants® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and as being important to our marketing efforts. Our policy is to pursue registration of our important service marks and trademarks and to vigorously oppose any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.

Franchises, Joint Ventures, and New Business Development

As of May 31, 2026, we owned and operated 2,202 restaurants through subsidiaries in the United States. We own all of those locations, except for four restaurants operating under contractual agreements and one restaurant that we jointly own with a third party and operate independently. In all instances, we maintain control over the use of our service marks and receive management fees, which are not material to our consolidated financial statements.
As of May 31, 2026, franchisees operated 87 franchised restaurants in the United States and 80 franchised restaurants outside of the United States. We have area development, franchise, and/or license agreements in place with unaffiliated operators to develop and operate Olive Garden, LongHorn Steakhouse, Yard House, Ruth’s Chris, Cheddar’s Scratch Kitchen, The Capital Grille, and Bahama Breeze restaurants in the following regions:
•United States (including Puerto Rico and Guam),
•Canada,
•Mexico,
•Central and South America (Brazil, Costa Rica, Ecuador, El Salvador, Guatemala, and Panama),
•Asia (Philippines, China, Hong Kong, Taiwan, Indonesia, Japan, and India),
•the Caribbean (Aruba, Jamaica, Bahamas, and Barbados),
•Europe (Spain), and
•the Middle East (Saudi Arabia and Qatar).
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
We license the sales and distribution of several items including Olive Garden salad dressings and salad croutons through various channels, including wholesale distribution chains and major grocery chains. The amount of income we derive from these licensing arrangements is not material to our consolidated financial statements.
Seasonality
Our sales volumes have historically fluctuated seasonally. Our average sales per restaurant were highest in the spring and winter, followed by the summer and fall. Holidays, changes in the economy, severe weather, and similar conditions may impact sales volumes seasonally in some operating regions. Due to the historical seasonality of our business and these other factors, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Government Regulation
We are subject to various federal, state, local, and international laws affecting our business. Each of our restaurants must comply with licensing requirements and regulations by a number of governmental authorities, which include health, safety, and fire agencies in the state or municipality in which a restaurant is located. The development and operation of restaurants depend on selecting and acquiring suitable sites, which are subject to zoning, land use, environmental, traffic, and other regulations. To date, we have not been significantly affected by any difficulty, delay, or failure to obtain required licenses or approvals.
During fiscal 2026, 10.0 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing the sale of alcoholic beverages require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or maintain alcoholic beverage licenses or to comply with regulations governing the sale of alcoholic beverages would adversely affect a restaurant’s operations. We also are subject in certain states to “dram shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.
We also are subject to federal, state, and local minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, paid leave, safety standards, and hiring and employment practices.
Since 1995, Darden has had a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service (“IRS”). TRAC requirements, which include increased educational and other efforts in each restaurant to increase the reporting compliance of employees with respect to cash tips, are applied across all of our brands. Compliance with TRAC requirements reduces the likelihood of potential employer-only Federal Insurance Contributions Act (“FICA”) tax assessments related to cash tips that are unreported by employees at Darden’s covered units. Consistent with our long-standing agreement with the IRS, we work proactively with IRS personnel responsible for tip compliance to ensure that we are taking the appropriate steps to continue to meet our TRAC obligations.
We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2026, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.
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
We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content, and menu labeling. We are subject to laws and regulations requiring disclosure of calorie, fat, trans fat, sodium, and allergen content.
We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection, and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information. As a merchant and service provider of point-of-sale services, we are also subject to the PCI Data Security Standard issued by the PCI Security Standards Council.
We are subject to anti-corruption laws in the United States and in the international jurisdictions where we do business, including the Foreign Corrupt Practices Act. We are also subject to a variety of international laws relating to franchising and licensing of intellectual property in the various countries across the world where we are engaged in franchising our restaurant brands.
See Item 1A “Risk Factors” below for a discussion of risks relating to federal, state, and local regulation of our business, including in the areas of data privacy and environmental matters.

Our Impact

Darden Foundation and Community Affairs

We are recognized for a culture that rewards caring for and responding to people. That defines service for Darden. The Darden Restaurants, Inc. Foundation (the “Foundation”) works to bring this spirit of service to life through its philanthropic support of charitable organizations across the country and support for the volunteer involvement of our team members. The Foundation does this by focusing its philanthropic efforts on programs that enhance the communities where our team members and guests live and work. In addition, team members at the RSC are eligible for 16 hours per calendar year of paid time for approved community service activities during scheduled work hours.

In fiscal 2026, the Foundation awarded approximately $11.0 million in grants to national organizations as well as local nonprofits, including Second Harvest Food Bank of Central Florida and the Heart of Florida United Way. These organizations serve the public through hunger relief, community investment, and the promotion of career opportunities in the culinary industry.

The Foundation continues to invest in food distribution programs through its long-standing partnership with Feeding America. In fiscal 2026, the Foundation awarded a $2.0 million grant to provide refrigerated trucks to help Feeding America increase access to nutritious food and address transportation needs at food banks that are under-resourced and serve communities with high percentages of food insecurity. Over six consecutive years, the Foundation has funded more than 60 vehicles to meet the increasing demand for food assistance in communities where we operate. The most recent donation marks a total of $22.3 million that the Foundation and Darden have contributed to the Feeding America network since 2010.

Our support of Feeding America and the fight against hunger complement our Darden Harvest program, which began in 2003 as a mechanism for delivering fresh and healthy food to people who need it. Each day, our restaurants collect surplus, wholesome food that is not served to guests. Rather than discarding the food, our team members prepare it for donation to local nonprofit feeding partners. In fiscal 2026, Darden contributed approximately 6 million pounds of food, the equivalent of 5 million meals provided to people in need across the communities served by our restaurants. As an added benefit of the Darden Harvest program, we are able to divert millions of pounds of surplus food from waste streams every year.

In fiscal 2026, the Foundation awarded $1.25 million to the Coalition for the Homeless of Central Florida for its new Center for Women and Families, located in Orlando, Florida. This contribution will support the construction and equipping of a commercial kitchen, enabling the organization to scale meal production to approximately 335,000 meals annually. Through this contribution, the Foundation aims to address the basic needs of women and children experiencing homelessness in Central Florida.

The Foundation’s funding also helps support the National Restaurant Association Educational Foundation’s ProStart program, a national high school program that introduces students to the restaurant industry and provides them with an industry-driven curriculum on topics ranging from culinary techniques to management skills. The Foundation’s fiscal 2026 contribution of $250,000 also supports the Restaurant Ready program to engage and encourage disconnected young people to pursue a path to employment and improve their quality of life.

We are also a proud member of the American Red Cross’ Annual Disaster Giving Program, which enables the Red Cross to respond to the needs of individuals and families impacted by disasters anywhere in the United States. In fiscal 2026, the Foundation provided $500,000 to the American Red Cross for the program. In addition to financial support, our restaurants donate meals to feed first responders and victims of natural disasters.

In fiscal 2026, the Foundation supported the fourth annual Next Course Scholarship program to help the children or dependents of Darden team members reach their educational goals. The Foundation has partnered with Scholarship America to administer the initiative, which provided scholarships for post-secondary education to children or dependents of eligible full-time and part-time Darden team members for the 2026-27 academic year. As a result, 93 children or dependents of Darden team members were awarded scholarships worth $3,000 each. These team members represent 85 different restaurants across eight of our brands and 31 states.

More information about the Foundation and its efforts to enhance the quality of life in the communities where we do business is available on our website at www.darden.com.

Sustainability and Animal Welfare

The sustainability of our food sources and restaurant operations is a key component of providing great service and food to our guests. During fiscal 2026, we remained focused on our climate strategy, restaurant sustainability metrics, and guidance from Darden’s Animal Welfare Council. As needed, we will continue to adapt our sustainability approach with development or enhancement of integrated and strategic priorities across our operations, from the food we source to the operation of our restaurants.

Darden manages energy and water conservation within our restaurant operations and engages with our supply chain partners on sustainability topics including, but not limited to, climate, water, nature impacts, and animal welfare. In fiscal 2026, Darden continued to develop our understanding, measurement systems, and relevant disclosures in our priority focus areas. Environmental performance indicators, including energy and water consumption, waste generation and diversion, as well as value chain impacts, are reported on our website at www.darden.com/our-impact/communities/sustainability.

Greenhouse Gas Emissions (“GHG”)(1)
Fiscal Year Ended
(in metric tons CO2e)	May 31, 2026	May 25, 2025	May 26, 2024
Average Per Restaurant (2)	379	380	400
Total - Scope 1 and 2	847,331 (3)	833,462	818,117
(1)GHG reporting is for the same fiscal year for which current financial results are included in this report. Above emissions are for owned and operated restaurants only.
(2)GHG Emissions per Restaurant Intensity Ratio includes only Scope 1 and 2 totals (as defined in the Corporate Accounting and Reporting Standard of the GHG Protocol) divided by the total number of restaurants that operated in the fiscal year.
(3)APEX Companies, LLC provided statements of third-party verification to a limited assurance level for the above stated values for fiscal years 2026, 2025, and 2024 in accordance with ISO Standard 14064-3 Second edition 2019-4 on greenhouse gases- Part 3: Specification with guidance for the verification and validation of GHG statements.

Darden’s Food Principles, which outline our commitments in sustainable sourcing, nutritional disclosure, food safety, and animal welfare, connect each of these strategic business efforts in a guest-centered platform, including sourcing and ingredient commitments to our guests.

Darden established an Animal Welfare Policy that adopts an outcomes-based approach to continue to ensure a high level of care for farm animals in our food supply chain. To implement this policy, we established an Animal Welfare Council, which is a cross-functional group including leaders in our Total Quality, Sustainability, Communications, Government Relations, Legal, and Supply Chain departments, leading animal welfare academics, and thought leaders with expertise in the care of animals in food supply chains. The Animal Welfare Council advises and supports the Company on our efforts to advance strategy and implementation of an outcomes-based approach to animal welfare, from supplier collaborations to reporting improvements.

More information about our sustainability strategy, our commitment to our guests on Food Principles, and our progress to date is available at www.darden.com.

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

Risks Relating to Inflation and Macroeconomic Disruption
A failure to address cost pressures, including rising costs for commodities, labor, health care, and utilities used by our restaurants, and a failure to effectively deliver cost management activities and achieve economies of scale in purchasing could compress our margins and adversely affect our sales and results of operations.
Our results of operations depend, in part, on our ability to anticipate and react to changes in the price and availability of food, ingredients, labor, health care, utilities, fuel, and other related costs over which we may have little control. We have experienced and may continue to experience higher than normal inflationary conditions with respect to most or all of these costs during fiscal 2026. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including beef, pork, chicken, seafood, cheese, butter, and produce. The introduction of, or changes to, tariffs or adverse impacts resulting from restrictive trade policies or trade disputes on imported food products, such as produce and seafood, could increase our costs and possibly impact the supply of those products. We cannot predict whether we will continue to be able to anticipate and react to changing food costs by adjusting our purchasing practices, menu offerings, and menu prices, and a failure to do so could adversely affect our operating results. We seek to leverage our size to achieve economies of scale in purchasing, but there can be no assurances that we can always do so effectively. We are also subject to the general risks of inflation and its impact on the macroeconomic environment.
Increases in minimum wage, health care, and other benefit costs may have a material adverse effect on our labor costs. We operate in many states and localities where the minimum wage is significantly higher than the federal minimum wage. The market for labor in the United States is competitive and has resulted in pressure on wages and may continue to do so in the future. Increases in minimum wage and market pressure may also result in increases in the wage rates paid for non-minimum wage positions. Many states and localities are also passing laws regulating employment practices and working conditions, which could have a material adverse effect on our labor costs in those areas.
In addition, our ability to offset the effects of inflation through pricing actions may be constrained by competitive dynamics and consumer demand sensitivity, and if menu pricing does not sufficiently offset rising costs or adversely affects guest traffic, our operating margins and results of operation could be adversely affected.
Our restaurants’ operating margins are also affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. In addition, interruptions to the availability of gas, electric, water, or other utilities, whether due to aging infrastructure, weather conditions, fire, animal damage, trees, digging accidents, geopolitical impacts, or other reasons largely out of our control, may adversely affect our operations. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our sales and results of operations.
Certain economic and business factors, and their impacts on the restaurant industry, and other general macroeconomic factors, including unemployment, energy prices, and interest rates that are largely beyond our control may adversely affect consumer behavior and our sales and results of operations.
Our business results depend, in part, on a number of industry-specific and general economic factors, many of which are beyond our control, and may adversely affect consumer behavior, our sales, and our results of operations. The full-service dining sector of the restaurant industry is affected by changes in international, national, regional, and local economic conditions, seasonal fluctuation of sales volumes, consumer spending patterns, and consumer preferences, including changes in consumer tastes and dietary habits, and the level of consumer acceptance of our restaurant brands. The performance of individual restaurants may also be adversely affected by factors such as demographic trends, severe weather including hurricanes, traffic patterns, and the type, number, and location of competing restaurants.
General economic conditions, including slow global recovery from economic downturns, geopolitical conditions, and uncertainty about the strength or pace of economic recovery, have also adversely affected our results of operations and may continue to do so. Economic recession, a protracted economic slowdown, a worsening economy, political instability, increased unemployment, increased inflation, increased energy prices, rising interest rates, a downgrade of the U.S. government’s long-term credit rating, imposition of retaliatory tariffs on important U.S. imports and exports or other industry-wide cost pressures have affected and can continue to affect consumer behavior and spending for restaurant dining occasions and may lead to a decline in sales and earnings. Economic uncertainty has caused and may continue to cause guests to make fewer discretionary purchases, and any significant decrease in our guest traffic or average profit per transaction will negatively impact our financial performance. In addition, if gasoline, natural gas, electricity, and other energy costs remain at the current elevated levels or increase further, and credit card, home mortgage, and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency of their dining occasions, may spend less on each dining occasion or may choose more inexpensive food options.
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
Unfavorable changes in the above factors or in other business and economic conditions affecting our guests could increase our costs, reduce traffic in some or all of our restaurants or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse effect on our sales, financial condition, and results of operations.
Risks Related to Human Capital
The inability to hire, train, reward, and retain restaurant team members and determine and maintain adequate staffing may impact our ability to achieve our operating, growth, and financial objectives.
Our long-term growth depends on our ability to recruit and retain high-quality team members to work in and manage our restaurants. Adequate staffing and retention of qualified restaurant team members is a critical factor impacting our guests’ experience in our restaurants. Maintaining adequate staffing in our existing restaurants and hiring and training staff for our new restaurants require precise workforce planning which has been complicated by the competitive labor market in the United States. The market for the most qualified talent continues to be competitive, and we must provide competitive wages, benefits, and workplace conditions to maintain our most qualified team members. A shortage of qualified candidates who meet all legal citizenship or work authorization requirements, failure to recruit and retain new team members in a timely manner, or higher than expected turnover levels all could affect our ability to open new restaurants, grow sales at existing restaurants, or meet our labor cost objectives. Changes and further anticipated changes in immigration laws, regulations, and enforcement could decrease the pool of candidates with legal work authorizations, cause disruption in the workforce for all companies that rely on hourly workers, and increase the costs, time, and requirements to hire new employees. An inability to adequately monitor and proactively respond to team member dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation, and unionization, which could jeopardize our ability to meet our growth targets or impact our results of operations.
A failure to recruit, develop, and retain effective leaders or the loss or shortage of personnel with key capacities and skills could impact our strategic direction and jeopardize our ability to meet our business performance expectations and growth targets.
Our future growth depends substantially on the contributions and abilities of key executives and other leadership team members. We must continue to recruit, retain, and motivate management team members in order to achieve our current business objectives and support our projected growth. Unplanned changes in senior management could expose us to significant changes in strategic direction and initiatives. A failure to maintain the organizational capacity necessary to support leadership excellence and develop adequate bench strength with the key skill sets required for growth or a loss of key skill sets could jeopardize our ability to meet our business performance expectations and growth targets.
We may be subject to increased labor and insurance costs.
Our restaurant operations are subject to United States federal, state, and local laws governing such matters as minimum wages, working conditions, overtime, and tip credits. Labor inflation, including increases in federal, state, and local minimum wage rates, may require us to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover, and health care and other benefit or working condition regulations also have increased and may continue to increase our labor costs. These increased costs could, in turn, lead us to increase our menu prices, which could negatively impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in menu prices, our profitability may decline. In addition, the current premiums that we pay for our insurance, including workers’ compensation, general liability, property, health, and directors’ and officers’ liability, may increase at any time, thereby further increasing our costs. The dollar amount of claims that we experience under our workers’ compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. In addition, if property and liability insurance becomes less available or more difficult to obtain, we may incur higher premium costs and face increased exposure to uninsured losses.
Risks Relating to Health and Safety
Health concerns arising from food-related pandemics, outbreaks of flu, viruses, or other diseases may have an adverse effect on our business.
The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as the novel coronavirus that caused COVID-19, norovirus, avian flu, “SARS,” “MERS,” H1N1, “swine flu,” or other diseases. To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product, or could reduce public confidence in food handling and/or public assembly. If we change a restaurant menu in response to such concerns, we may lose guests who do not prefer the new menu, and we may not be able to attract a sufficient new guest base to produce the sales needed to make the restaurant profitable. We also may have different or additional competitors for our intended guests as a result of such a change and may not be able to successfully compete against such competitors. If a virus or other disease is transmitted by human contact or respiratory transmission, our employees or guests could become infected, or could choose or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis, or perform functions at the corporate level. We also could be adversely affected if the World Health Organization and/or The United States Centers for Disease Control were to restrict travel to affected geographic areas where we source our products, thus possibly impacting the continuity of supply. Additionally, jurisdictions in which we have restaurants may impose mandatory closures, seek voluntary closures, or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may cause guests to choose other alternatives to dining out in our restaurants which may adversely affect our business.
A failure to maintain food safety throughout the supply chain and food-borne illness concerns may have an adverse effect on our business.
Food safety is a top priority for us, and we dedicate substantial resources to ensuring that our guests enjoy safe, quality food products. Even with strong preventative interventions and controls, food safety issues could be caused at the source or by food suppliers or distributors and, as a result, may be out of our control and require prompt action to mitigate impact. In addition, regardless of the source or cause, any report of food-borne illnesses caused by pathogens such as E. coli, hepatitis A, norovirus, listeria, salmonella, or other food safety issues including food tampering or contamination at one of our restaurants, whether true or not, could adversely affect the reputation of our brands and have a negative impact on our sales. Even instances of food-borne illness, food tampering, or food contamination occurring solely at our competitors’ restaurants, suppliers, or distributors, even if we do not work with them, could result in negative publicity about the food service industry generally and adversely impact our sales. Social media has dramatically increased the speed with which negative publicity, including actual or perceived food safety incidents, is disseminated before there is any meaningful opportunity to investigate, validate, respond to, and mitigate an issue. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.
Risks Relating to Information Technology, Cybersecurity and Privacy
We rely heavily on information technology in our operations, and insufficient guest or employee facing technology or a failure to maintain a continuous and secure cyber network, free from material failure, interruption, or security breach, could harm our ability to effectively operate our business and/or result in the loss of respected relationships with our guests or employees.

We rely heavily on information systems across our operations, including for e-commerce, marketing programs, employee engagement, management of our supply chain, the point-of-sale processing system in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution, and sale of our products depends significantly on the reliability, security, and capacity of these systems. In addition, we must effectively respond to changing guest expectations and new technological developments, and if we fail to implement emerging technologies as quickly and efficiently as our competitors, we may lose guests or employees. As technology continues to play an increasing role in our guests’ experiences, disruptions, failures, or other performance issues with guest-facing technology systems could impair the benefits that technology provides to our business and negatively affect our relationship with our guests. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to the Company, our team members, or guests. This could include the theft of our intellectual property, trade secrets, or sensitive, personal, or financial information. Some of these essential business processes that are dependent on technology are outsourced to third parties. While we make efforts to ensure that our providers are observing proper standards and controls, we cannot guarantee that breaches or failures caused by these outsourced providers will not occur.

From time to time, we and our third party service providers and suppliers experience unauthorized attempts to infiltrate and interrupt information systems. To date, interruptions of these information systems, as a result of unauthorized infiltration attempts, have not had a material impact on our operations. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not have a material adverse effect on us in the future. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may increase our, our service providers’, and key suppliers’ cybersecurity risks.

Unauthorized access, theft, use, destruction, or other compromises are becoming increasingly sophisticated, more difficult to detect, contain, and mitigate, and may occur through a variety of methods, including attacks using malicious code, vulnerabilities in software, hardware, or other infrastructure (including systems used by our supply chain), system misconfigurations, phishing, or social engineering. Failure of our or our service providers’ information systems to function as intended, or cyber-attacks or security breaches, could result in loss of revenue, assets, personal data, intellectual property, trade secrets, or other sensitive and confidential data, violation of applicable privacy and data security laws, reputational harm to the companies and their brands, operational disruptions, legal challenges, and significant remediation and other costs, all of which could have a material adverse effect on our business.

Any such failures or disruptions, whether caused by system failures or threat actors attempting to infiltrate our systems, may cause delays in guest service, reduce efficiency in our operations, require significant capital investments to remediate the problem, result in customer, employee, or advertiser dissatisfaction or otherwise result in negative publicity that could harm our reputation. We could also be subjected to litigation, regulatory investigations, or the imposition of penalties. Such security breaches also could result in a violation of applicable U.S. and international privacy, cyber, and other laws or trigger data breach notification laws, including new disclosure rules promulgated by the SEC, and subject us to private third party or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. As information security laws and regulations change and cyber risks evolve, we may be required to make significant capital investments and other expenditures to comply with new legal requirements, investigate security incidents, remedy cybersecurity issues, recuperate lost data, prevent future compromises, and adapt systems and practices to react to the changing threat environment.

We may incur increased costs to comply with privacy and data protection laws, and, if we fail to comply or our systems are compromised, we could be subject to government enforcement actions, private litigation, and adverse publicity.

We receive and maintain certain personal, financial, and other information about our customers, employees, vendors, and suppliers. In addition, certain of our vendors receive and maintain certain personal, financial, and other information about our employees and customers. The use and handling, including security, of this information is regulated by evolving and increasingly demanding data privacy laws and regulations in various jurisdictions, as well as by certain third-party contracts and industry standards. Complying with existing and newly developed laws and regulations, which are subject to change and uncertain interpretations and may be inconsistent from jurisdiction to jurisdiction, may lead to a decline in guest engagement or cause us to incur substantial costs or modifications to our operations or business practices to comply. The increasingly complex and evolving regulatory environment related to data privacy and data protection laws may result in significant costs arising from compliance and from any non-compliance, whether or not due to our negligence, and could affect our brand reputation and our results of operations. We have and expect to continue to have significant expenses arising from compliance with these regulatory regimes due to changes in the techniques and sophistication used to conduct cyber-attacks and breaches. In addition, if our security and information systems are compromised as a result of data corruption or loss, cyber-attack, or a network security incident, or if our employees or vendors fail to comply with these laws and regulations, or fail to meet industry standards and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause interruption of normal business performance, cause us to incur substantial costs and result in a loss of customer confidence, which could adversely affect our results of operations and financial condition. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure.
Risks Related to the Restaurant Industry
We are subject to a number of risks relating to public policy changes and federal, state, and local regulation of our business, including in the areas of environmental matters, minimum wage, employee benefit regulations, unionization, menu labeling, immigration requirements, and taxes, and an insufficient or ineffective response to legislation or government regulation may adversely impact our cost structure, operational efficiencies, and talent availability.
The restaurant industry is subject to extensive federal, state, local, and international laws and regulations. The development and operation of restaurants depends on the selection and acquisition of suitable sites to a significant extent, which are subject to building, zoning, land use, environmental, traffic, and other regulations and requirements. We are subject to licensing and regulation by state and local authorities relating to health, sanitation, environmental impact, safety and fire standards, and the sale of alcoholic beverages. We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content, and menu labeling. We are also subject to federal, state, and local laws governing employment practices and working conditions. These laws cover minimum wage rates, wage and hour practices, labor relations, paid and family leave, workplace safety, and immigration, among others. The myriad of laws and regulations being passed at the state and local level creates unique challenges for a multi-state employer as different standards apply to different locations, sometimes with conflicting requirements. We must continue to monitor and adapt our employment practices to comply with these various laws and regulations.

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
We are subject to a variety of federal, state, and local laws and regulations relating to the use, storage, discharge, emission, and disposal of hazardous materials. There also has been increasing focus by governmental authorities on other environmental matters, such as climate change, the reduction of greenhouse gas emissions, and water consumption. This increased focus may lead to new initiatives directed at regulating a yet to be specified array of environmental matters. Legislative, regulatory, or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, compliance, risk management, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.
We are subject to laws relating to information security, cashless payments and consumer credit, protection, and fraud. Compliance with these laws and regulations can be costly and time consuming, and any failure or perceived failure to comply with these laws or any breach of our systems could harm our reputation or lead to litigation, which could adversely affect our financial condition or results of operations.
The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements, the consequences of litigation relating to current or future laws and regulations, or an insufficient or ineffective response to significant regulatory or public policy issues could negatively impact our cost structure, operational efficiencies, and talent availability, and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state, and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines, and civil and criminal liability. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.
We face intense competition, and if we have an insufficient strategy or focus on competition and the consumer landscape, our business, financial condition, and results of operations could be adversely affected.
The full-service dining sector of the restaurant industry is intensely competitive with respect to pricing, service, location, personnel, take-out and delivery options, and type and quality of food, and there are many well-established competitors. We compete within each market with national and regional restaurant chains and locally-owned restaurants. We also face growing competition as a result of the trend toward convergence in grocery, deli, and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées, side dishes, or meal preparation kits from the deli or prepared foods sections. Furthermore, delivery aggregators and food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urbanized areas, and may form a closer relationship with our customers and increase costs to us. We compete primarily on the quality, variety, and value perception of menu items. The number and location of restaurants, type of brand, quality and efficiency of service, attractiveness of facilities, and effectiveness of advertising and marketing programs are also important factors. We anticipate that intense competition will continue with respect to all of these factors. We may be unable to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of engaging with our brands, like delivery. In addition, online platforms and aggregators may direct potential customers to other options based on paid placements, online reviews, or other factors. If we are unable to continue to compete effectively, our business, financial condition, and results of operations could be adversely affected.
We are subject to changes in consumer preferences that may adversely affect demand for food at our restaurants.
Consumers are continually changing health and dietary preferences. As a result, our diverse portfolio of restaurant brands is continually challenged to evolve our menu offerings to appeal to these changing customer preferences, while maintaining our brand character and retaining popular menu items. New information or changes in dietary, nutritional, allergen, or health guidelines or environmental or sustainability concerns, whether issued by government agencies, academic studies, advocacy organizations, or similar groups, may cause some groups of consumers to select foods other than those that are offered by our restaurants. If we fail to anticipate changing trends or other consumer preferences, our business, financial condition, and results of operations could be adversely affected.
Our inability or failure to recognize, respond to, and effectively manage the accelerated impact of social media could have a material adverse impact on our business.
The proliferation and utilization of existing and innovative social media platforms allows individuals and businesses access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business. The harm may be immediate without affording us an opportunity for effective redress or correction. The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy.

Our competitors are constantly expanding their use of social media and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. As part of our marketing efforts, we rely on social media platforms and search engine marketing to attract and retain guests. We also continue to invest in other digital marketing initiatives that allow us to reach our guests across multiple digital channels and build their awareness of, engagement with, and loyalty to our brands. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues, increased employee engagement, or brand recognition. In addition, the use of social media for business purposes presents various risks, including the improper disclosure of proprietary information, exposure of personally identifiable information, fraud, and the dissemination of inaccurate information. Negative comments about our Company and/or our brands, as well as the inappropriate use of social media vehicles by our guests or employees, could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation.
A failure to identify and execute innovative marketing and guest relationship tactics, ineffective or improper use of other marketing initiatives, and increased advertising and marketing costs could adversely affect our sales and results of operations.
If our competitors increase their spending on advertising and promotions, if our advertising, media, or marketing expenses increase, if our advertising and promotions become less effective than those of our competitors, or if we do not adequately leverage technology and data analytic capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our sales and our results of operations. A failure to sufficiently innovate, develop guest relationship initiatives, cultivate and sustain brand loyalty, or maintain adequate and effective advertising could inhibit our ability to maintain brand relevance and drive increased sales.
As part of our marketing efforts, we rely on social media platforms and search engine marketing to attract and retain guests. These initiatives may not be successful, and pose a variety of other risks, as discussed above under the heading: “Our inability or failure to recognize, respond to, and effectively manage the accelerated impact of social media could have a material adverse impact on our business.”
Climate change, adverse weather conditions, and natural disasters could adversely affect our sales or results of operations.
The long-term effects of climate change and global warming may result in more severe, volatile weather or extended droughts, which could increase the frequency and duration of weather impacts on our operations. Adverse weather conditions have in the past and may continue to impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating and, in more severe cases such as hurricanes, tornadoes, wildfires, or other natural disasters, cause property damage and temporary closures, sometimes for prolonged periods, which could negatively impact our sales or costs. Climate change and government regulation relating to climate change, including regulation of greenhouse gas emissions, could result in construction delays and increased costs, interruptions to the availability or increases in the cost of utilities, and shortages or interruptions in the supply or increases to the costs of food items and other supplies.
Risks Relating to Our Business Model and Strategy
A majority of our restaurants are operated in leased properties and as a result, we are committed to long-term lease obligations that we may not be able to cancel if we want to close a restaurant location and we may be unable to renew the leases that we may want to extend at the end of their terms.

As of May 31, 2026, 2,104 of our 2,202 restaurants operating in the United States operate in leased locations, and the leases are generally non-cancellable for some period of time. If we close a restaurant in a leased location, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations. In addition, at the end of a lease term and expiration of all renewal periods, we may be unable to renew a lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks that may have an adverse effect on our operating performance.
Our inability or failure to execute on a comprehensive business continuity plan following a major natural disaster, such as a hurricane or manmade disaster, at our corporate facility could have a materially adverse impact on our business.
Many of our corporate systems and processes and corporate support for our restaurant operations are centralized at one Florida location. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including hurricanes and other natural or manmade disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations, and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operations, and exposure to administrative and other legal claims.
We may lose sales or incur increased costs if our restaurants experience shortages, delays, or interruptions in the delivery of food and other products from our third party vendors and suppliers.
We have a limited number of suppliers and distributors for certain of our products and services. Shortages, delays, or interruptions in the supply of food items and other supplies to our restaurants may be caused by animal disease outbreaks affecting livestock and/or poultry; severe weather; natural disasters such as hurricanes, tornadoes, floods, droughts, wildfires, and earthquakes; macroeconomic conditions, such as tariffs and trade disputes, resulting in disruptions to the shipping and transportation industries; labor issues, such as increased costs or worker shortages or other operational disruptions at our suppliers, vendors, or other service providers; the inability of our vendors or service providers to manage adverse business conditions, obtain credit, or remain solvent; or other conditions beyond our control. Such shortages, delays, or interruptions could adversely affect the availability, quality, and cost of the items we buy and the operations of our restaurants. Supply chain disruptions have increased some of our costs and limited the availability of certain products for our restaurants in the past and may continue to do so. Consumers at our restaurants may be sensitive to price increases, and if we increase menu prices as a result of increased food costs or remove menu items due to shortages, such responses may negatively impact our sales. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in sales during the time affected by the shortage or thereafter as a result of our guests changing their dining habits.
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
At our existing brands, we may not be able to maintain brand relevance and restaurant operating excellence to achieve sustainable same-restaurant sales growth and warrant new unit growth. Failure to maintain such brand and operating excellence may also result in restaurant closures. Existing brand short-term sales growth could be impacted if we are unable to drive near-term guest count and sales growth, and long-term sales growth could be impacted if we fail to extend our existing brands in ways that are relevant to our guests. A failure to innovate and extend our existing brands in ways that are relevant to guests and occasions in order to generate sustainable same-restaurant traffic growth and produce non-traditional sales and earnings growth opportunities, insufficient focus on our competition, or failure to adequately address declines in the casual dining industry, could have an adverse effect on our results of operations. In addition, we may not be able to support sustained new unit growth or open all of our planned new restaurants, and the new restaurants that we open may not be profitable or as profitable as our existing restaurants. New restaurants typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly opened restaurants generally do not make a significant contribution to profitability in their initial months of operation. The opening of new restaurants can also have an adverse effect on guest counts and sales levels at existing restaurants.

The ability to open and profitably operate restaurants is subject to various risks, such as the identification and availability of suitable and economically viable locations; the negotiation of acceptable lease or purchase terms for new locations; the need to obtain all required governmental permits, including zoning approvals and liquor licenses, on a timely basis; the need to comply with other regulatory requirements; the availability of necessary contractors and subcontractors; the ability to meet construction schedules and budgets; the ability to manage union activities, such as picketing or hand billing which could delay construction; increases in labor and building material costs; supply chain disruptions; the availability of financing at acceptable rates and terms; changes in patterns or severity of weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time; and our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees, and other resources. If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated sales and earnings in future periods.
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
Our sales and expenses can be impacted significantly by the number and timing of the opening of new restaurants and the closing, relocating and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and other expenses when we close, relocate, or remodel existing restaurants and we have experienced higher than usual costs and expenses in recent years. The expenses of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. Increases in the time to procure or shortages of construction labor and materials and capital equipment, or permitting delays, may impact the time it takes to open new restaurants. An increase in such expenses or delays in the timeline to complete construction could have an adverse effect on our results of operations.
We face a variety of risks associated with doing business with franchisees and licensees.
Certain of our domestic and all of our international locations are operated by franchisees or licensees. We believe that we have selected high-caliber operating partners and franchisees with significant experience in restaurant operations, and we provide our operating partners with training and support. However, the probability of opening, ultimate success, and quality of any franchise or licensed restaurant rests principally with the franchisee or licensee. If the franchisee or licensee does not successfully open and operate its restaurants in a manner consistent with our standards, or guests have negative experiences due to issues with food quality or operational execution, our brand values and reputations could suffer, which could have an adverse effect on our business.
We face a variety of risks associated with doing business with business partners and vendors in foreign markets.
We are making efforts to expand our brands overseas through licensing and franchising relationships. There is no assurance that international operations will be profitable or that international growth will continue. Our international operations are subject to all of the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, foreign currency fluctuations, trade disputes, potential increases in tariffs, differing cultures, and consumer preferences. In addition, expansion into international markets could create risks to our brands and reputation.
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
We use or may use derivatives to hedge price risk for some of our principal ingredient, labor, and energy costs, including, but not limited to coffee, butter, wheat, soybean oil, pork, beef, diesel fuel, gasoline, and natural gas. Changes in the values of these derivatives may be recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported as a component of cost of sales in our Consolidated Statements of Earnings included in our consolidated financial statements.
Volatility in the United States equity markets affects our ability to efficiently hedge exposures to our market risk related to equity-based compensation awards.
The equity markets in the United States have experienced recent periods of volatility due to the impacts of macroeconomic conditions, geopolitical concerns, and the unpredictability of the impact on the United States economy as a result of these factors. Market volatility has contributed to and may continue to contribute to fluctuations in the Company’s stock price. We have equity hedges in place to protect the Company from exposure to market risk related to future payout of equity-based compensation awards. However, because these hedges also net settle on a cash basis quarterly, we have been and may in the future be required to make cash payments at those quarterly settlement dates and the amounts of those payments are difficult to predict during periods of extreme volatility in the equity markets. These cash payments may ultimately be offset by payments to us from the hedge counterparties or reductions in expected payouts to employees when those equity hedges finally fully settle and the related equity awards pay out.
Failure to protect our service marks or other intellectual property could harm our business.
We regard our Olive Garden®, LongHorn Steakhouse®, Yard House®, Ruth’s Chris Steak House®, Cheddar’s Scratch Kitchen®, The Capital Grille®, Chuy’s®, Seasons 52®, Eddie V’s Prime Seafood®, Bahama Breeze®, The Capital Burger®, Darden®, and Darden Restaurants® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks, and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.

Environmental, Social, and Governance (“ESG”) matters, our reporting of such matters, or sustainability ratings could negatively impact our business, results of operations and financial condition.

ESG-related matters have received increased focus recently from investors, employees, ratings agencies, governmental agencies, and other stakeholders, often with differing and competing expectations and standards. From time to time, we may publish statements relating to our commitment to responsible business, including commitments relating to greenhouse gas emissions. Such statements reflect the Company’s current plans and aspirations at the time they are made, and should not be construed as guarantees or that we will be able to achieve them. Our failure to adequately update, accomplish, or accurately track and report on these commitments on a timely basis, or at all, could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community, special interest groups, and enforcement authorities. In addition, as an “anti-ESG” sentiment exists among some individuals and government institutions, we may also face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding our ESG initiatives. Additionally, we may face increased scrutiny related to any third party sustainability ratings we receive, which could adversely affect our reputation, business, and results of operations.
General Risks

Litigation, including allegations of illegal, unfair, or inconsistent employment practices, may adversely affect our business, financial condition, and results of operations.

Our business is subject to the risk of litigation by employees, guests, suppliers, business partners, shareholders, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods; other personal injury; violation of “dram shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party); trademark infringement; violation of federal securities laws; or other concerns. We may also be subject to claims arising from the actions or omissions of third-party service providers, contractors, or others, including in connection with our operations or marketing activities, even when such conduct is outside of our control. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that could decrease guest acceptance of our brands, regardless of whether the allegations are valid or we ultimately are found liable. Litigation could impact our operations in other ways as well. Allegations of illegal, unfair, or inconsistent employment practices, for example, could adversely affect employee acquisition and retention. As a result, litigation may adversely affect our business, financial condition, and results of operations.
Unfavorable publicity, or a failure to respond effectively to adverse publicity, could harm our reputation and adversely impact our guest counts and sales.
The good reputation of our restaurant brands is a key factor in the success of our business. Actual or alleged incidents at any of our restaurants could result in negative publicity that could harm our brands. Even incidents occurring at restaurants operated by our competitors or in the supply chain generally could result in negative publicity that could harm the restaurant industry overall and, indirectly, our own brands. Negative publicity may result from allegations of illegal, unfair, or inconsistent employment practices, employee dissatisfaction, guest discrimination, illness, injury, or any of the other matters discussed above that could give rise to litigation. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands, and our properties, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if any such negative incidents result in adverse mainstream and social media publicity, governmental investigations, proceedings, penalties, or litigation. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants, including franchised restaurants, or to only a single restaurant, could adversely affect public perception of the entire brand. Negative publicity, including through social media, also may result from health concerns including food safety and flu or virus outbreaks, publication of government or industry findings concerning food products, environmental disasters, crime incidents, data security breaches, scandals involving our employees, or operational problems at our restaurants, all of which could make our brands and menu offerings less appealing to our guests and negatively impact our guest counts and sales. Adverse publicity and its effect on overall consumer perceptions of our brands, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.
Disruptions in the financial and credit markets may adversely impact consumer spending patterns and affect the availability and cost of credit.
Our ability to make scheduled payments or to refinance our debt and to obtain financing for acquisitions or other general corporate and commercial purposes will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business, and other factors beyond our control. Turmoil in global credit markets could adversely impact the availability of credit already arranged and the availability and cost of credit in the future. There can be no assurances that we will be able to arrange credit on terms we believe are acceptable or that permit us to finance our business with historical margins. A lack of credit could have an adverse impact on certain of our suppliers, landlords, and other tenants in retail centers in which we are located. The occurrence of any of these types of issues could negatively affect our financial results. Any new disruptions in the financial markets may also adversely affect the U.S. and world economy, which could negatively impact consumer spending patterns.
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

We evaluate the useful lives of our other intangible assets, primarily the LongHorn Steakhouse®, Yard House®, Ruth’s Chris Steak House®, Cheddar’s Scratch Kitchen®, The Capital Grille®, Chuy’s® and Eddie V’s Prime Seafood® trademarks, to determine if our intangible assets are definite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.
As with goodwill, we test our indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We cannot accurately predict the amount and timing of any impairments of these or other assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and results of operations.
Changes in tax laws and unanticipated tax liabilities could adversely affect our financial results.
We are primarily subject to income and other taxes in the United States. Our effective income tax rate and other taxes in the future could be adversely affected by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws or other legislative changes, and the outcome of income tax or other tax audits. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical tax accruals and income tax provisions. The results of a tax audit could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets.
Failure of our internal controls over financial reporting and future changes in accounting standards may cause adverse unexpected operating results, affect our reported results of operations, or otherwise harm our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Our growth and acquisition of other restaurant companies with procedures not identical to our own could place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock, increase our costs, lead to litigation, or result in negative publicity that could damage our reputation.
A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the application of current accounting practices may adversely affect our reported financial results. Additionally, our assumptions, estimates, and judgments related to complex accounting matters could significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, fair value of investments, impairment of long-lived assets, leases and related economic transactions, derivatives, pension and post-retirement benefits, intangibles, self-insurance, income taxes, property and equipment, unclaimed property laws and litigation, and stock-based compensation, are highly complex and involve many subjective assumptions, estimates, and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments by us could significantly change our reported or expected financial performance.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented policies and procedures intended to manage and reduce cybersecurity risk that are integrated with the Enterprise Risk Management (“ERM”) framework utilized by management and the Audit Committee to oversee our various top enterprise risks. We maintain a cybersecurity incident response plan that is designed to protect against, identify, evaluate, respond to, and mitigate a cybersecurity incident. The plan provides for the mobilization of an incident response team in the event of a cybersecurity incident and is designed to be flexible enough to accommodate a broad array of potential scenarios. The incident response team is a cross-functional group that may be composed of both Company personnel and external service providers and is tailored to a particular incident so that individuals with appropriate experience and expertise are available. We conduct regular exercises to help ensure the plan’s effectiveness and our overall response preparedness.

We have also invested in various tools to protect our data and information technology. We maintain a robust system of data protection and cybersecurity resources, technology, and processes, and we regularly evaluate new and emerging risks and ever-changing legal and compliance requirements. We make ongoing strategic investments to address these risks, including maintaining insurance coverage to mitigate the potential financial consequences of cybersecurity incidents, and compliance requirements to help keep our Company, guest, and team member data secure. We monitor risks of sensitive information compromise at our business partners, where relevant, and reevaluate these risks on a periodic basis. In addition, we have a cybersecurity training program designed to educate and train employees how to identify and report cybersecurity threats. Training programs are conducted on a periodic basis and are focused on giving employees the awareness and tools to manage our most relevant and prevalent cybersecurity risks. We also provide specialized training for employees in more sensitive roles. For example, we perform annual and ongoing cybersecurity awareness training for our restaurant management and RSC team members. In addition, we provide annual credit card handling training following PCI guidelines to all team members that handle guest credit cards. We conduct regular drills, such as tabletop exercises led by third party consultants, to support our overall preparedness for a variety of scenarios.

We take measures to regularly update and improve our cybersecurity program, including conducting independent program assessments, penetration testing, and scanning of our systems for vulnerabilities. We periodically engage third parties to perform cybersecurity audits to measure the maturity of our cybersecurity program against the NIST Framework. We also engage third parties to conduct security reviews of our network, processes, and systems on a regular basis to identify opportunities and enhancements to strengthen our policies and practices.

With respect to third-party service providers, our cybersecurity program includes conducting due diligence on relevant service providers’ information security programs prior to onboarding and periodically reassessing those programs using a risk-based approach. We also contractually require third-party service providers with access to our information technology systems, sensitive business data, or personal information to implement and maintain appropriate security controls and contractually restrict their ability to use our data, including personal information, for purposes other than to provide services to us, except as required by law. To oversee the risks associated with these service providers, we work with them to help ensure that their cybersecurity protocols are appropriate to the risk presented by their access to or use of our systems and/or data, including notification and coordination concerning incidents occurring on third-party systems that may affect us. Our service providers are contractually required to notify us promptly of information security incidents occurring on their systems that may affect our systems or data, including personal information.

Although we have invested in the protection of our data and information technology and monitor our systems on an ongoing basis, there can be no assurance that such efforts will prevent material compromises to our information technology systems in the future that could have a material adverse effect on our business. As of the date of this filing, we are not aware of any current cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition. For further discussion of the risks related to cybersecurity, see the risk factors discussed under “Risks Relating to Information Technology, Cybersecurity, and Privacy” in our Risk Factors in Item 1A of this Form 10-K.

Governance

Our Board of Directors has ultimate risk oversight responsibility for the Company and fulfills this responsibility both directly and with assistance from its committees. Each of the committees periodically reports to the Board of Directors on its specific risk oversight activities. The Audit Committee, comprised solely of independent directors, oversees our overall ERM program and assists the Board of Directors in fulfilling its oversight responsibility with respect to information technology, cybersecurity, data, artificial intelligence, and other technology-related risks, all of which are fully integrated into our larger ERM program. The Audit Committee actively reviews and discusses our information security and technology risk management programs and regularly reports out to the full Board of Directors on our relevant strengths and opportunities.

Our cybersecurity program is led by our Chief Information Officer (“CIO”), who is responsible for identifying, assessing, and managing our collective information security and technology risks. Our current CIO has served in that role since 2016 and has more than 20 years of experience in the information security and technology fields. Our CIO holds both bachelor’s and master’s degrees in Electrical Engineering from the Massachusetts Institute of Technology.

Our CIO meets regularly with leaders of our various information technology management teams to review and discuss our cybersecurity and other information technology risks and opportunities. Our global incident response plan sets forth a detailed security incident management and reporting protocol, with escalation timelines and responsibilities.

The Audit Committee receives quarterly updates from the CIO, the director of our cybersecurity team, and a senior attorney, the three most senior leaders with responsibility for oversight of our key cybersecurity program components. These updates include matters such as ongoing changes in our external and internal cybersecurity threat landscape, new technology trends and regulatory developments, evolving internal policies and practices used to manage and mitigate cybersecurity and technology-related risks, and trends in various metrics that are used to help assess our overall cybersecurity program effectiveness. The Audit Committee regularly reports to the full Board of Directors on the cybersecurity-related updates that the Audit Committee receives from the Company’s CIO and cybersecurity team. Our CIO also provides updates to the full Board of Directors on such topics at least annually.

Item 2.PROPERTIES
Restaurant Properties – Continuing Operations
As of May 31, 2026, we owned and operated 2,202 restaurants. Our company-owned restaurants are located in all 50 of the United States and Washington D.C. Of the company-owned restaurants, 98 were located on owned sites and 2,104 were located on leased sites. The leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	1,150
Ground and Building Leases	655
Space/In-Line/Other Leases	299
Total	2,104

We also lease our RSC, which is located in Orlando, Florida.

Item 3.LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in the third paragraph of Note 16 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report).

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2026, there were approximately 7,001 holders of record of our common shares. The number of registered holders does not include holders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

We have not sold any equity securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.

We have a history of paying cash dividends. Any future dividend payments remain subject to the discretion of our Board of Directors.

Share Repurchases
Since commencing our common share repurchase program in December 1995, we have repurchased a total of 216.7 million shares through May 31, 2026 under authorizations from our Board of Directors. The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 31, 2026:

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
February 23, 2026 through March 29, 2026	277,152	$204.68	277,152	$459.3
March 30, 2026 through Apri1 26, 2026	212,853	$196.23	212,853	$417.5
April 27, 2026 through May 31, 2026	197,015	$196.76	197,015	$378.7
Quarter-to-Date	687,020	$199.79	687,020	$378.7
(1)All of the shares purchased during the quarter ended May 31, 2026 were purchased as part of our share repurchase program. On June 24, 2026, Darden’s Board of Directors authorized a new share repurchase program, under which the Company may repurchase up to $1.5 billion of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 25, 2026, does not have an expiration and replaces the previously existing share repurchase authorization.
(2)The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our share repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.
(3)Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any additional shares.

Comparison of Five-Year Total Return

	Indexed Returns
Company/Index	May 2021	May 2022	May 2023	May 2024	May 2025	May 2026
Darden Restaurants, Inc.	$100.00	$90.76	$120.36	$113.94	$162.94	$167.89
S&P 500 Stock Index	$100.00	$100.32	$103.21	$132.19	$146.54	$193.80
S&P Composite 1500 Restaurant Sub-Index	$100.00	$91.11	$111.74	$114.61	$128.04	$117.01

Darden Restaurants, Inc.
S&P 500 Stock Index
S&P Composite 1500 Restaurant Sub-Index
$250
$225
$200
$175
$150
$125
$100
$75
May - 21
May - 22
May - 23
May - 24
May - 25
May - 26

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in Darden Restaurants, Inc. common stock, the S&P 500 Stock Index, and the S&P Composite 1500 Restaurant Sub-Index on May 30, 2021, and that all dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had for each period indicated.

Item 6.RESERVED

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related financial statement notes included in Part II of this report under the caption “Item 8 - Financial Statements and Supplementary Data.” We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2026, which ended May 31, 2026, consisted of 53 weeks; fiscal 2025, which ended May 25, 2025, consisted of 52 weeks; and fiscal 2027, which ends on May 30, 2027, will consist of 52 weeks.

OVERVIEW OF OPERATIONS

Our business operates in the full-service dining segment of the restaurant industry. At May 31, 2026, we owned and operated 2,202 restaurants through subsidiaries in the United States under the Olive Garden®, LongHorn Steakhouse®, Yard House®, Ruth’s Chris Steak House®, Cheddar’s Scratch Kitchen®, The Capital Grille®, Chuy’s®, Seasons 52®, Eddie V’s Prime Seafood®, Bahama Breeze®, and The Capital Burger® trademarks. We own and operate all of our restaurants in the United States, except for four restaurants operating under contractual agreements, one restaurant that we jointly own with a third party and operate independently, and 87 franchised restaurants. We also have 80 franchised restaurants in operation located in Canada, Latin America, the Caribbean, Asia, the Middle East, and Europe. All intercompany balances and transactions have been eliminated in consolidation.

On July 14, 2025, we closed on the sale of the Olive Garden Canada Restaurants to Recipe. All gains and losses on disposition have been aggregated in impairments and disposal of assets, net on our consolidated statement of earnings. See Note 4 for additional information. At the closing, Darden and Recipe entered into an area development agreement and franchise agreements, pursuant to which Recipe will operate current and any new restaurants contemplated thereunder under the Olive Garden trade name and will pay royalties for use of the trade name.

On our June 2025 earnings call, we announced the decision to explore strategic alternatives for the Bahama Breeze brand, which, at that time, included 28 company-owned restaurants and one franchised restaurant. As part of this review, we evaluated a potential sale of the brand as well as the conversion of certain restaurants to other Darden brands. On February 3, 2026, we announced the completion of this process and our decision to permanently close approximately half of the remaining Bahama Breeze restaurants, which we completed on or about April 5, 2026, and our expectation to convert the remaining restaurants to other Darden brands over the next 12–18 months. As of the end of fiscal 2026, we have completed one conversion. See Note 4 for additional information.

On October 11, 2024, we acquired 100 percent of the equity interest of Chuy’s Holdings Inc. (“Chuy’s”) in an all-cash transaction of $649.1 million in total consideration, $613.7 million in net cash consideration, inclusive of $35.4 million of cash on Chuy’s balance sheet at closing. As a result of the acquisition and related integration efforts, we incurred expenses of $9.5 million ($7.1 million, net of tax) during fiscal 2026 and $44.6 million ($36.7 million, net of tax) during fiscal 2025, which are primarily included in general and administrative expenses in our consolidated statements of earnings. We finalized the purchase price allocation related to the Chuy’s acquisition in the first quarter of fiscal 2026, which resulted in $267.2 million of goodwill, representing sales and unit growth opportunities, in addition to supply chain and support cost synergies. As of May 31, 2026, all Chuy’s operations have been fully integrated into Darden’s operations.

Fiscal 2026 Financial Highlights
•Total sales increased 9.4 percent to $13.21 billion in fiscal 2026 from $12.08 billion in fiscal 2025, driven by a 2.1 percent increase in sales from an extra week of operations in fiscal 2026, a blended same-restaurant sales increase of 4.5 percent, and sales from the addition of 43 net new restaurants.
•Diluted net earnings per share from continuing operations increased to $10.44 in fiscal 2026 from $8.88 in fiscal 2025, a 17.6 percent increase. The extra week of operations in fiscal 2026 contributed $0.25 to diluted net earnings per share from continuing operations.
•Net earnings from continuing operations increased to $1.21 billion in fiscal 2026 from $1.05 billion in fiscal 2025, a 15.5 percent increase.

•Net loss from discontinued operations increased to $7.0 million ($0.06 per diluted share) in fiscal 2026, from $1.4 million ($0.02 per diluted share) in fiscal 2025. When combined with results from continuing operations, our diluted net earnings per share was $10.38 for fiscal 2026 and $8.86 for fiscal 2025.
Outlook
We expect fiscal 2027 sales from continuing operations to be $13.60 billion to $13.75 billion, driven by same-restaurant sales growth (1) of 2.5 percent to 3.5 percent and sales from 75 to 80 new restaurant openings. In fiscal 2027, we expect our annual effective tax rate to be approximately 13.5 percent, and we expect capital expenditures incurred to build new restaurants, remodel, and maintain existing restaurants and technology initiatives to be approximately $875 million.
(1) Annual same-restaurant sales is a 52-week metric and excludes the impact of Bahama Breeze as all locations are expected to be closed or converted to other Darden brands (between Q3 fiscal 2026 and Q4 fiscal 2027).

RESULTS OF OPERATIONS FOR FISCAL 2026 AND 2025
To facilitate review of our results of operations, the following table sets forth our financial results for the periods indicated. All information is derived from the consolidated statements of earnings for the fiscal years ended May 31, 2026 and May 25, 2025:

	Fiscal Year Ended		Percent Change
(in millions)	May 31, 2026	May 25, 2025	2026 v. 2025
Sales	$13,210.9	$12,076.7	9.4%
Costs and expenses:
Food and beverage	4,038.8	3,657.0	10.4%
Restaurant labor	4,182.4	3,833.1	9.1%
Restaurant expenses	2,127.2	1,944.0	9.4%
Marketing expenses	180.4	169.9	6.2%
Pre-opening costs	34.5	24.8	39.1%
General and administrative expenses	514.4	520.3	(1.1)%
Depreciation and amortization	561.1	516.1	8.7%
Impairments and disposal of assets, net	(10.7)	49.2	NM
Total operating costs and expenses	$11,628.1	$10,714.4	8.5%
Operating income	$1,582.8	$1,362.3	16.2%
Interest, net	194.2	175.1	10.9%
Earnings before income taxes	$1,388.6	$1,187.2	17.0%
Income tax expense (1)	174.9	136.2	28.4%
Earnings from continuing operations	$1,213.7	$1,051.0	15.5%
Losses from discontinued operations, net of tax	(7.0)	(1.4)	NM
Net earnings	$1,206.7	$1,049.6	15.0%

(1) Effective tax rate	12.6%	11.5%
NM- Percentage change not considered meaningful.

The following table details the number of company-owned restaurants reported in continuing operations at the end of fiscal 2026, compared to the number open at the end of fiscal 2025:

	May 31, 2026	May 25, 2025
Olive Garden	949	935
LongHorn Steakhouse	618	591
Cheddar’s Scratch Kitchen	184	181
Chuy’s	110	108
Yard House	93	88
Ruth’s Chris	83	82
The Capital Grille	74	71
Seasons 52	44	43
Eddie V’s	31	29
Bahama Breeze	13	28
The Capital Burger	3	3
Total	2,202	2,159
SALES
The following table presents our company-owned restaurant sales, U.S. same-restaurant sales (“SRS”), and average annual sales per restaurant by segment for the periods indicated:

	Sales				Average Annual Sales per Restaurant (2)
	Fiscal Year Ended		Percent Change		Fiscal Year Ended
(in millions)	May 31, 2026	May 25, 2025		SRS (1)	May 31, 2026	May 25, 2025
Olive Garden	$5,594.8	$5,212.9	7.3%	4.0%	$5.8	$5.6
LongHorn Steakhouse	$3,423.0	$3,025.5	13.1%	7.2%	$5.6	$5.2
Fine Dining	$1,375.7	$1,304.8	5.4%	1.2%	$7.3	$7.2
Other Business	$2,817.4	$2,533.5	11.2%	3.9%	$5.9	$5.8
	$13,210.9	$12,076.7
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year, and is limited to restaurants that have been open and operated by Darden for at least 16 months, and excludes the impact of Chuy’s, as they were not owned and operated by Darden for a 16-month period prior to the beginning of fiscal 2026, as well as Bahama Breeze as all locations are expected to be closed or converted to other brands (between Q3 fiscal 2026 and Q4 fiscal 2027).
(2)Average annual sales are calculated as sales divided by total restaurant operating weeks multiplied by 52 weeks; excludes franchise locations.
Olive Garden’s sales increase for fiscal 2026 was primarily driven by additional sales from an extra week of operations, a U.S. same-restaurant sales increase, and revenue from new restaurants. The increase in U.S. same-restaurant sales in fiscal 2026 resulted from a 2.9 percent increase in average check, which included a 0.9 percent increase in off-premise catering sales, and a 1.0 percent increase in same-restaurant guest counts.
LongHorn Steakhouse’s sales increase for fiscal 2026 was primarily driven by additional sales from an extra week of operations, a same-restaurant sales increase, and revenue from new restaurants. The increase in same-restaurant sales in fiscal 2026 resulted from a 3.4 percent increase in average check and a 3.7 percent increase in same-restaurant guest counts.
Fine Dining’s sales increase for fiscal 2026 was driven by additional sales from an extra week of operations, revenue from new restaurants, and same-restaurant sales increases. The increase in same-restaurant sales in fiscal 2026 resulted from a 1.4 percent increase in average check, offset by a 0.2 percent decrease in same-restaurant guest counts.
Other Business’s sales increase for fiscal 2026 was driven by additional sales from an extra week of operations, a U.S. same-restaurant sales increase, and revenue from new restaurants, in addition to a full year of sales from Chuy’s. The increase in same-restaurant sales in fiscal 2026 resulted from a 3.3 percent increase in average check combined with a 0.6 percent increase in same-restaurant guest counts.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales from continuing operations for the periods indicated. This information is derived from the consolidated statements of earnings for the fiscal years ended May 31, 2026 and May 25, 2025.

	Fiscal Year Ended
	May 31, 2026	May 25, 2025
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	30.6	30.3
Restaurant labor	31.7	31.7
Restaurant expenses	16.1	16.1
Marketing expenses	1.4	1.4
Pre-opening costs	0.3	0.2
General and administrative expenses	3.9	4.3
Depreciation and amortization	4.2	4.3
Impairments and disposal of assets, net	(0.1)	0.4
Total operating costs and expenses	88.0%	88.7%
Operating income	12.0%	11.3%
Interest, net	1.5	1.4
Earnings before income taxes	10.5%	9.8%
Income tax expense	1.3	1.1
Earnings from continuing operations	9.2%	8.7%
Total operating costs and expenses from continuing operations were $11.63 billion in fiscal 2026 and $10.71 billion in fiscal 2025.

Costs and Expenses in Fiscal 2026 Compared to Fiscal 2025:

•Food and beverage costs increased as a percentage of sales, primarily due to a 1.2 percent impact from inflation, partially offset by a 0.9 percent impact from pricing leverage.
•Restaurant labor costs remained flat as a percentage of sales, primarily due to a 1.0 percent impact from sales leverage and a 0.1 percent impact from productivity improvement, offset by a 1.0 percent impact from inflation and a 0.1 percent impact from higher performance-based compensation expense.
•Restaurant expenses remained flat as a percentage of sales, primarily due to a 0.5 percent impact from inflation and a 0.2 percent impact from Uber Direct fees, partially offset by a 0.6 percent impact from sales leverage and a 0.1 percent impact from other expenses.
•Marketing expenses remained flat as a percent of sales.
•Pre-opening costs increased as a percentage of sales, primarily driven by an increase in new restaurants as compared with fiscal 2025.
•General and administrative expenses decreased as a percentage of sales, primarily due to a 0.4 percent impact from sales leverage and a 0.4 percent impact from fiscal 2025 Chuy’s acquisition and integration costs, partially offset by a 0.1 percent impact from inflation, a 0.1 percent impact from higher performance-based compensation, and a 0.2 percent impact related to the closure of Bahama Breeze locations and Chuy’s integration costs.
•Depreciation and amortization expenses decreased as a percentage of sales, primarily due to sales leverage.
•Impairments and disposal of assets, net decreased as a percentage of sales, primarily due to the gain on sale of the Olive Garden Canada Restaurants in fiscal 2026. This decrease was partially offset by costs associated with additional Bahama Breeze closures in fiscal 2026, as compared with fiscal 2025, when we closed a total of 22 underperforming restaurant locations, including 15 Bahama Breeze restaurants, during the fourth quarter.

INCOME TAXES
The effective income tax rates for fiscal 2026 and 2025 for continuing operations were 12.6 percent and 11.5 percent, respectively. During fiscal 2026, we had income tax expense of $174.9 million on earnings before income tax of $1.39 billion compared to income tax expense of $136.2 million on earnings before income taxes of $1.19 billion in fiscal 2025. This change was primarily driven by increased earnings before taxes.
H.R. 1., also known as the One, Big, Beautiful Bill Act (“OBBBA”), was enacted on July 4, 2025. The legislation includes several provisions that impact the timing and magnitude of certain tax deductions, including restoring 100% bonus depreciation for qualifying property and the immediate expensing of domestic research and development costs. The Company has evaluated the impacts of the OBBBA, and the effects of these provisions have been incorporated into the accompanying financial statements.
NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Net earnings from continuing operations for fiscal 2026 were $1.21 billion ($10.44 per diluted share) compared with net earnings from continuing operations for fiscal 2025 of $1.05 billion ($8.88 per diluted share).
Net earnings from continuing operations for fiscal 2026 increased 15.5 percent and diluted net earnings per share from continuing operations increased 17.6 percent compared to fiscal 2025.
LOSS FROM DISCONTINUED OPERATIONS
On an after-tax basis, results from discontinued operations for fiscal 2026 were a net loss of $7.0 million ($0.06 per diluted share) compared to a net loss for fiscal 2025 of $1.4 million ($0.02 per diluted share).
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Yard House, Ruth’s Chris, Cheddar’s Scratch Kitchen, The Capital Grille, Chuy’s, Seasons 52, Eddie V’s, Bahama Breeze, and The Capital Burger, in the U.S. as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics, and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining, and (4) Other Business. See Note 6 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report) for further details.
Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated:

	Fiscal Year Ended		Change
Segment	May 31, 2026	May 25, 2025	2026 vs 2025
Olive Garden	22.5%	22.3%	20	basis points
LongHorn Steakhouse	18.6%	19.3%	(70)	basis points
Fine Dining	17.7%	18.6%	(90)	basis points
Other Business	15.9%	15.7%	20	basis points

The increase in the Olive Garden segment profit margin for fiscal 2026 was driven primarily by lower food and beverage, restaurant labor and marketing costs, partially offset by higher restaurant expenses. The decrease in the LongHorn Steakhouse segment profit margin for fiscal 2026 was driven primarily by higher food and beverage costs and marketing costs, partially offset by lower restaurant expenses and restaurant labor costs. The decrease in the Fine Dining segment profit margin for fiscal 2026 was driven primarily by higher restaurant labor and food and beverage costs. The increase in the Other Business segment profit margin for fiscal 2026 was driven primarily by lower food and beverage costs, partially offset by increased restaurant labor costs.
RESULTS OF OPERATIONS FOR FISCAL 2025 COMPARED TO FISCAL 2024
For a comparison of our results of operations for the fiscal years ended May 25, 2025 and May 26, 2024, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended May 25, 2025, filed with the SEC on July 18, 2025.

SEASONALITY
Our sales volumes have historically fluctuated seasonally. Our average sales per restaurant were highest in the spring and winter, followed by the summer and fall. Holidays, changes in the economy, severe weather, and similar conditions may impact sales volumes seasonally in some operating regions. Due to the historical seasonality of our business and these other factors, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
IMPACT OF INFLATION
We attempt to minimize the annual effects of inflation through appropriate planning, operating practices, and menu price increases. In recent years, we have experienced higher than usual inflation, led by food and beverage cost and labor inflation. Food and beverage inflation is principally due to increased costs incurred by our vendors related to higher labor, transportation, tariffs, packaging, and raw materials costs. Some of the impacts of inflation have been offset by menu price increases and other adjustments made during the year. Whether we are able and/or choose to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.
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
Valuation of Long-Lived Assets
Land, buildings and equipment, operating lease right-of-use assets, and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; changes in expected useful life; unanticipated competition; slower growth rates; ongoing maintenance and improvements of assets; or changes in the usage or operating performance. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. Based on a review of operating results for each of our restaurants, given the current operating environment, the amount of net book value associated with lower performing restaurants that would be deemed at risk for impairment is not material to our consolidated financial statements.

Valuation and Recoverability of Goodwill and Trademarks
We have 11 reporting units, eight of which have goodwill and nine of which have trademarks. Goodwill and trademarks are not subject to amortization and have been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant brands. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We review our goodwill and trademarks for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist. In fiscal 2026, we performed a quantitative assessment as a part of our annual impairment review.

We estimate the fair value of each reporting unit using the best information available, including market information, also referred to as the market approach, and discounted cash flow projections, also referred to as the income approach. A market approach estimates fair value by applying sales or cash flow multiples to the reporting unit’s operating performance. The multiples are derived from observable market data of comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The income approach uses a reporting unit’s projection of estimated operating cash flows which are based on a combination of historical and current trends, organic growth expectations, and residual growth rate assumptions. These cash flows are discounted using a weighted-average cost of capital (“WACC”) that reflects current market conditions. We recognize a goodwill impairment loss when the fair value of the reporting unit is less than its carrying value.

We estimate the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from the reporting unit’s projection of estimated operating cash flows; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate based on the WACC for each reporting unit. We recognize an impairment loss when the estimated fair value of the trademark is less than its carrying value.

We performed our annual impairment test of our goodwill and trademarks as of February 23, 2026, which was the first day of our fiscal 2026 fourth quarter. As of February 23, 2026, no impairment of goodwill or trademarks was indicated based on our testing.

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
Unearned Revenues
Unearned revenues primarily represent our liability for gift cards that have been sold but not yet redeemed. The estimated value of gift cards expected to remain unused is recognized over the expected period of redemption as the remaining gift card values are redeemed, generally over a period of 12 years. Utilizing this method, we estimate both the amount of breakage and the time period of redemption. If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded. We update our estimates of our redemption period and our breakage rate periodically and apply that rate to gift card redemptions on a prospective basis. Changing our breakage-rate estimates by 50 basis points would have resulted in an adjustment in our breakage income of approximately $3.6 million for fiscal 2026.
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
LIQUIDITY AND CAPITAL RESOURCES
Typically, cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures, including opening new restaurants, remodeling and maintaining existing restaurants, paying dividends to our shareholders, and repurchasing shares of our common stock. Since substantially all of our sales are for cash and cash equivalents, and accounts payable are generally paid in 5 to 90 days, we are typically able to carry current liabilities in excess of current assets.
We currently manage our business and financial ratios to target an investment-grade bond rating, which has historically allowed flexible access to financing at reasonable costs. Our publicly issued long-term debt currently carries the following ratings:
•Moody’s Investors Service “Baa2”;
•Standard & Poor’s “BBB”; and
•Fitch “BBB”.
Our commercial paper has ratings of:
•Moody’s Investors Service “P-2”;
•Standard & Poor’s “A-2”; and
•Fitch “F-2”.
These ratings are as of the date of the filing of this report and have been obtained with the understanding that Moody’s Investors Service, Standard & Poor’s, and Fitch will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings are not a recommendation to buy, sell, or hold our securities, may be changed, superseded, or withdrawn at any time and should be evaluated independently of any other rating.
On October 23, 2023, we entered into a $1.25 billion Revolving Credit Agreement (the “Revolving Credit Agreement”) with Bank of America, N.A. (“BOA”), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of May 31, 2026, we had no outstanding balances and were in compliance with all covenants under the Revolving Credit Agreement. As of May 31, 2026, $194.0 million of commercial paper was outstanding, which was supported by the Revolving Credit Agreement. After giving effect to the outstanding commercial paper, as of May 31, 2026, we had $1.06 billion of available borrowing capacity under the Revolving Credit Agreement.
Loans under the Revolving Credit Agreement bear interest at a rate of (a) Term SOFR (which is defined, for the applicable interest period, as the Term SOFR Screen Rate two U.S. Government Securities Business Days prior to the commencement of such interest period with a term equivalent to such interest period) plus a Term SOFR adjustment of 0.10 percent plus the relevant margin determined by reference to a ratings-based pricing grid (the “Applicable Margin”), or (b) the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Term SOFR plus 1.00 percent) plus the relevant Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement is 1.000 percent for Term SOFR loans and 0.000 percent for base rate loans.

On September 16, 2024, we entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Agreement, which replaced a prior financial covenant (which provided for a maximum consolidated total debt to total capitalization ratio) with a new financial covenant requiring us to maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 3.50 to 1.00 (which may be temporarily increased to 4.00 to 1.00 upon the election as a result of a covered acquisition, subject to customary limitations set forth in the Revolving Credit Agreement). All other material terms and conditions of the Revolving Credit Agreement were unchanged.
The Revolving Credit Agreement matures on October 23, 2028, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions, and general corporate purposes.
As of May 31, 2026, our outstanding long-term debt, including amounts classified as current, consisted principally of:
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
The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate, and the interest rate cannot be reduced below the initial interest rate. As of May 31, 2026, no such adjustments have been made to this rate.
The $500.0 million of unsecured 3.850 percent senior notes due in May 2027 are classified as current on the fiscal 2026 balance sheet. We expect to satisfy this maturity through available liquidity, which may include cash on hand, operating cash flows, borrowings under our existing credit facility, commercial paper issuances, or refinancing transactions, depending on market conditions and other factors.
Through our shelf registration statement on file with the SEC, depending on conditions prevailing in the public capital markets, we may from time to time issue equity securities or unsecured debt securities in one or more series, which may consist of notes, debentures, or other evidences of indebtedness in one or more offerings.

From time to time, we or our affiliates, may repurchase our outstanding debt in privately negotiated transactions, open-market transactions, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
From time to time, we enter into interest rate derivative instruments to manage interest rate risk inherent in our operations. See Note 8 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report).

A summary of our contractual obligations and commercial commitments at May 31, 2026, is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$2,915.0	$606.4	$548.2	$465.6	$1,294.8
Leases (2)	2,862.8	540.3	938.6	643.8	740.1
Purchase obligations (3)	849.8	805.7	41.2	2.9	—
Benefit obligations (4)	368.3	37.1	74.0	73.7	183.5
Unrecognized income tax benefits (5)	22.8	1.7	6.0	15.1	—
Total contractual obligations	$7,018.7	$1,991.2	$1,608.0	$1,201.1	$2,218.4

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Standby letters of credit (6)	$88.6	$88.6	$—	$—	$—
Guarantees (7)	83.3	25.0	31.7	19.1	7.5
Total commercial commitments	$171.9	$113.6	$31.7	$19.1	$7.5
(1)Includes interest payments associated with existing long-term debt. Excludes discount and issuance costs of $15.4 million.
(2)Includes non-cancelable future operating lease and finance lease commitments.
(3)Includes commitments for food and beverage items and supplies, capital projects, information technology, and other miscellaneous items.
(4)Primarily represents our non-qualified deferred compensation plan through fiscal 2036.
(5)Includes interest on unrecognized income tax benefits of $2.8 million, $0.4 million of which relates to contingencies expected to be resolved within one year.
(6)Includes letters of credit for $71.9 million of workers’ compensation and general liabilities accrued in our consolidated financial statements and letters of credit for $16.7 million of surety bonds related to other payments.
(7)Consists solely of guarantees associated with leased properties that have been assigned to third parties and are primarily related to the disposition of Red Lobster in fiscal 2015.

Per the Amendment, our adjusted debt to adjusted EBITDAR ratio must be 3.50 to 1.00 or lower to comply with our financial covenants. As of May 31, 2026, our adjusted debt to adjusted EBITDAR ratio was 2.0. For fiscal 2026 and 2025, the lease-debt equivalent includes 6.00 times the total annual minimum rent for consolidated lease obligations of $530.8 million and $498.1 million, respectively. The calculation of adjusted debt to adjusted EBITDAR ratio is shown in the following table:

(in millions, except ratios)	May 31, 2026	May 25, 2025
Short-term debt, excluding unamortized discount and issuance costs	$694.0	$—
Long-term debt, excluding unamortized discount and issuance costs and fair value hedge	1,689.1	2,189.1
Lease-debt equivalent	3,184.8	2,988.9
Guarantees	83.3	76.5
Adjusted Debt	$5,651.2	$5,254.5
Calculation of Adjusted EBITDAR
Earnings from continuing operations	$1,213.7	$1,051.0
Depreciation and amortization	561.1	516.1
Interest, net	194.2	175.1
Income tax expense	174.9	136.2
Impairments and disposal of assets, net	(10.7)	49.2
Transaction and integration costs	25.4	51.1
Non-cash stock-based compensation	79.1	79.1
Minimum rent	530.8	498.1
Adjusted EBITDAR	$2,768.5	$2,555.9
Adjusted Debt/Adjusted EBITDAR Ratio	2.0	2.1

We include the lease-debt equivalent and contractual lease guarantees in our ratios reported to shareholders, as we believe its inclusion better represents the optimal capital structure that we target from period to period and because it is consistent with the calculation of the covenant under the Revolving Credit Agreement.
Net cash flows provided by operating activities from continuing operations were $1.85 billion and $1.71 billion in fiscal 2026 and 2025, respectively. Net cash flows provided by operating activities include net earnings from continuing operations of $1.21 billion in fiscal 2026 and $1.05 billion in fiscal 2025. Net cash flows provided by operating activities from continuing operations increased in fiscal 2026, primarily due to higher net earnings from continuing operations.
Net cash flows used in investing activities from continuing operations were $711.4 million and $1.3 billion in fiscal 2026 and 2025, respectively. Capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment, and technology initiatives were $734.0 million in fiscal 2026, compared to $644.6 million in fiscal 2025. Net cash used in the acquisition of Chuy’s was $613.7 million during fiscal 2025.
Net cash flows used in financing activities from continuing operations were $1.16 billion and $385.8 million in fiscal 2026 and 2025, respectively. Net cash flows used in financing activities in fiscal 2026 included dividend payments of $693.0 million and share repurchases of $671.7 million, partially offset by proceeds from commercial paper of $194.0 million and proceeds from the exercise of employee stock options. Net cash flows used in financing activities in fiscal 2025 included dividend payments of $658.5 million, share repurchases of $418.2 million, and repayment of commercial paper of $86.8 million, partially offset by net proceeds from the issuance of long-term debt of $750.0 million and proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $6.00 and $5.60 per share for fiscal 2026 and 2025, respectively.
We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash-generating capabilities, the potential issuance of equity or unsecured debt securities under our shelf registration statement, and short-term commercial paper or drawings under the Revolving Credit Agreement should be sufficient to finance our capital expenditures, debt maturities, and other operating activities through fiscal 2027.

OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.
FINANCIAL CONDITION
Our total current assets were $942.9 million at May 31, 2026, compared with $937.7 million at May 25, 2025. The increase was primarily due to an increase in receivables, net.
Our total current liabilities were $3.01 billion at May 31, 2026 and $2.25 billion at May 25, 2025. The increase was primarily due to an increase in commercial paper and the movement of our 3.850% Senior Notes due May 2027 to short-term debt.
APPLICATION OF NEW ACCOUNTING STANDARDS

See Note 1 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report) for a discussion of recently issued accounting standards.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, compensation, and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange instruments, equity forward, and commodity derivative instruments for other than trading purposes. See Notes 1 and 8 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report).
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 99 percent confidence level. At May 31, 2026, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments, currencies and floating rate, and fixed rate debt interest rate exposures were approximately $68.5 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $93.6 million. The fair value of our long-term fixed-rate debt outstanding as of May 31, 2026, averaged $2.18 billion, with a high of $2.20 billion and a low of $2.14 billion during fiscal 2026. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management has concluded that, as of May 31, 2026, the Company’s internal control over financial reporting was effective based on these criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.
/s/ Ricardo Cardenas
Ricardo Cardenas
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Darden Restaurants, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Darden Restaurants, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2026 and May 25, 2025, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated July 24, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
July 24, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Darden Restaurants, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Darden Restaurants, Inc. and subsidiaries (the Company) as of May 31, 2026 and May 25, 2025, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and May 25, 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of Long-Lived Assets for Impairment

As discussed in Notes 1, 5, and 11 to the consolidated financial statements, land, buildings and equipment, net and operating lease right-of-use assets were $8.5 billion as of May 31, 2026. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such indicators may include, among others: a significant decline in expected future cash flows and changes in the expected useful life which relates to the Company’s intent and ability to hold its asset groups for a period that recovers their carrying value.

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
Orlando, Florida
July 24, 2026

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Fiscal Year Ended
	May 31, 2026	May 25, 2025	May 26, 2024
Sales	$13,210.9	$12,076.7	$11,390.0
Costs and expenses:
Food and beverage	4,038.8	3,657.0	3,523.9
Restaurant labor	4,182.4	3,833.1	3,619.3
Restaurant expenses	2,127.2	1,944.0	1,812.3
Marketing expenses	180.4	169.9	144.5
Pre-opening costs	34.5	24.8	24.3
General and administrative expenses	514.4	520.3	479.2
Depreciation and amortization	561.1	516.1	459.9
Impairments and disposal of assets, net	(10.7)	49.2	12.4
Total operating costs and expenses	$11,628.1	$10,714.4	$10,075.8
Operating income	$1,582.8	$1,362.3	$1,314.2
Interest, net	194.2	175.1	138.7
Earnings before income taxes	$1,388.6	$1,187.2	$1,175.5
Income tax expense	174.9	136.2	145.0
Earnings from continuing operations	$1,213.7	$1,051.0	$1,030.5
Losses from discontinued operations, net of tax benefit of $2.9, $0.8, and $1.7, respectively	(7.0)	(1.4)	(2.9)
Net earnings	$1,206.7	$1,049.6	$1,027.6
Basic net earnings per share:
Earnings from continuing operations	$10.51	$8.94	$8.59
Losses from discontinued operations	(0.06)	(0.01)	(0.02)
Net earnings	$10.45	$8.93	$8.57
Diluted net earnings per share:
Earnings from continuing operations	$10.44	$8.88	$8.53
Losses from discontinued operations	(0.06)	(0.02)	(0.02)
Net earnings	$10.38	$8.86	$8.51
Average number of common shares outstanding:
Basic	115.5	117.5	119.9
Diluted	116.3	118.4	120.8
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Year Ended
	May 31, 2026	May 25, 2025	May 26, 2024
Net earnings	$1,206.7	$1,049.6	$1,027.6

Foreign currency adjustment	(4.5)	—	0.1
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $(0.6), $(1.0), and $9.4, respectively	(7.7)	5.9	20.6
Net unamortized gain arising during period, including amortization of unrecognized net actuarial loss, net of taxes of $0.2, $0.2, and $0.6, respectively	—	0.3	1.7
Other comprehensive (loss) income	$(12.2)	$6.2	$22.4
Total comprehensive income	$1,194.5	$1,055.8	$1,050.0
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	May 31, 2026	May 25, 2025
ASSETS
Current assets:
Cash and cash equivalents	$219.5	$240.0
Receivables, net	129.9	93.8
Inventories	326.3	311.6
Prepaid income taxes	139.8	135.6
Prepaid expenses and other current assets	127.4	156.7
Total current assets	$942.9	$937.7
Land, buildings and equipment, net	5,048.6	4,716.0
Operating lease right-of-use assets	3,433.1	3,555.9
Goodwill	1,658.2	1,659.4
Trademarks	1,346.4	1,346.4
Other assets	433.2	371.6
Total assets	$12,862.4	$12,587.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$427.7	$439.6
Short-term debt and current portion of long-term debt	693.6	—
Accrued payroll	236.1	207.5
Accrued taxes	87.0	87.7
Unearned revenues	606.0	599.4
Other current liabilities	955.0	913.3
Total current liabilities	$3,005.4	$2,247.5
Long-term debt	1,637.7	2,128.9
Deferred income taxes	343.6	278.8
Operating lease liabilities - non-current	3,722.3	3,816.9
Other liabilities	1,945.9	1,803.6
Total liabilities	$10,654.9	$10,275.7
Stockholders’ equity:
Common stock and surplus, no par value. Authorized 500.0 shares; issued 114.1 and 117.0 shares, respectively; outstanding 114.1 and 117.0 shares, respectively	2,296.3	2,295.6
Preferred stock, no par value. Authorized 25.0 shares; none issued and outstanding	—	—
Retained earnings (deficit)	(108.4)	(16.1)
Accumulated other comprehensive income	19.6	31.8
Total stockholders’ equity	$2,207.5	$2,311.3
Total liabilities and stockholders’ equity	$12,862.4	$12,587.0

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share data)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at May 28, 2023	121.1	$2,230.8	$(32.5)	$3.2	$2,201.5
Net earnings	—	—	1,027.6	—	1,027.6
Other comprehensive income	—	—	—	22.4	22.4
Dividends declared ($5.24 per share)	—	—	(631.9)	—	(631.9)
Stock option exercises	0.4	31.8	—	—	31.8
Stock-based compensation	—	36.6	—	—	36.6
Repurchases of common stock, inclusive of applicable excise taxes	(2.9)	(58.6)	(398.7)	—	(457.3)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.3	11.8	—	—	11.8
Balances at May 26, 2024	118.9	$2,252.4	$(35.5)	$25.6	$2,242.5
Net earnings	—	—	1,049.6	—	1,049.6
Other comprehensive income	—	—	—	6.2	6.2
Dividends declared ($5.60 per share)	—	—	(663.1)	—	(663.1)
Stock option exercises	0.5	42.8	—	—	42.8
Stock-based compensation	—	41.8	—	—	41.8
Repurchases of common stock, inclusive of applicable excise taxes	(2.6)	(54.2)	(366.8)	—	(421.0)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.2	12.8	—	—	12.8
Other	—	—	(0.3)	—	(0.3)
Balances at May 25, 2025	117.0	$2,295.6	$(16.1)	$31.8	$2,311.3
Net earnings	—	—	1,206.7	—	1,206.7
Other comprehensive loss	—	—	—	(12.2)	(12.2)
Dividends declared ($6.00 per share)	—	—	(697.7)	—	(697.7)
Stock option exercises	0.1	11.3	—	—	11.3
Stock-based compensation	—	48.9	—	—	48.9
Repurchases of common stock, inclusive of applicable excise taxes	(3.4)	(73.2)	(601.3)	—	(674.5)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.4	13.7	—	—	13.7
Balances at May 31, 2026	114.1	$2,296.3	$(108.4)	$19.6	$2,207.5

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended
	May 31, 2026	May 25, 2025	May 26, 2024
Cash flows - operating activities
Net earnings	$1,206.7	$1,049.6	$1,027.6
Losses from discontinued operations, net of tax	7.0	1.4	2.9
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	561.1	516.1	459.9
Impairments and (gain) loss on disposal of assets, net	(10.7)	49.2	12.4
Stock-based compensation expense	79.1	79.1	68.5
Change in current assets and liabilities	(24.8)	11.5	95.4
Deferred income taxes	71.3	5.0	(3.2)
Change in other assets and liabilities	(0.4)	—	(23.4)
(Increase) Decrease in trust-owned life insurance value	(42.6)	(9.2)	(24.8)
Other, net	6.4	4.3	6.4
Net cash provided by operating activities of continuing operations	$1,853.1	$1,707.0	$1,621.7
Cash flows - investing activities
Purchases of land, buildings and equipment	(734.0)	(644.6)	(601.2)
Proceeds from disposal of land, buildings and equipment	45.5	2.5	3.3
Cash used in business acquisitions, net of cash acquired	—	(613.7)	(701.1)
Purchases of capitalized software and other assets	(26.4)	(27.3)	(27.1)
Other, net	3.5	4.8	1.5
Net cash used in investing activities of continuing operations	$(711.4)	$(1,278.3)	$(1,324.6)
Cash flows - financing activities
Net proceeds from issuance of common stock	25.0	55.6	43.6
Dividends paid	(693.0)	(658.5)	(628.4)
Repurchases of common stock, inclusive of applicable excise taxes	(671.7)	(418.2)	(453.9)
Proceeds from (repayment of) commercial paper, net	194.0	(86.8)	86.8
Proceeds from the issuance of long-term debt	—	750.0	1,100.0
Repayments of long-term debt	—	—	(600.0)
Principal payments on finance leases, net	(18.1)	(21.0)	(19.9)
Payment of debt issuance costs	—	(6.9)	(11.6)
Net cash used in financing activities of continuing operations	$(1,163.8)	$(385.8)	$(483.4)
Cash flows - discontinued operations
Net cash used in operating activities of discontinued operations	(4.8)	(8.5)	(9.8)
Net cash used in discontinued operations	$(4.8)	$(8.5)	$(9.8)
Increase (Decrease) in cash, cash equivalents, and restricted cash	(26.9)	34.4	(196.1)
Cash, cash equivalents, and restricted cash - beginning of year	254.5	220.1	416.2
Cash, cash equivalents and restricted cash - end of year	$227.6	$254.5	$220.1

Reconciliation of cash, cash equivalents, and restricted cash:	May 31, 2026	May 25, 2025	May 26, 2024
Cash and cash equivalents	$219.5	$240.0	$194.8
Restricted cash included in prepaid and other current assets	8.1	14.5	25.3
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$227.6	$254.5	$220.1

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Fiscal Year Ended
	May 31, 2026	May 25, 2025	May 26, 2024
Cash flows from changes in current assets and liabilities
Receivables, net	$(36.2)	$(13.2)	$9.3
Inventories	(14.7)	(20.5)	5.6
Prepaid expenses and other current assets	(2.6)	(6.7)	(1.4)
Accounts payable	(22.6)	26.6	(11.3)
Accrued payroll	28.6	13.3	7.7
Prepaid/accrued income taxes	(6.7)	(15.2)	5.1
Other accrued taxes	2.8	8.0	4.6
Unearned revenues	6.6	5.0	12.9
Other current liabilities	20.0	14.2	62.9
Change in current assets and liabilities	$(24.8)	$11.5	$95.4

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the operations of Darden Restaurants, Inc. and its wholly owned subsidiaries. We own and operate the Olive Garden®, LongHorn Steakhouse®, Yard House®, Ruth’s Chris Steak House®, Cheddar’s Scratch Kitchen®, The Capital Grille®, Chuy’s®, Seasons 52®, Eddie V’s Prime Seafood®, Bahama Breeze®, and The Capital Burger® restaurant brands located in the United States and Canada. Through subsidiaries, we own and operate all of our restaurants in the United States, except for four restaurants operating under contractual agreements, one restaurant that we jointly own with a third party and operate independently, and 87 franchised restaurants. We also have 80 franchised restaurants located in Canada, Latin America, the Caribbean, Asia, the Middle East, and Europe. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to the current period’s presentation.

On July 14, 2025, we closed on the sale of the Olive Garden Canada Restaurants to Recipe. All gains and losses on disposition have been aggregated in impairments and disposal of assets, net on our consolidated statement of earnings. See Note 4 for additional information. At the closing, Darden and Recipe entered into an area development agreement and franchise agreements, pursuant to which Recipe will operate current and any new restaurants contemplated thereunder under the Olive Garden trade name and will pay royalties for use of the trade name.

On our June 2025 earnings call, we announced the decision to explore strategic alternatives for the Bahama Breeze brand, which, at that time, included 28 company-owned restaurants and one franchised restaurant. As part of this review, we evaluated a potential sale of the brand as well as the conversion of certain restaurants to other Darden brands. On February 3, 2026, we announced the completion of this process and our decision to permanently close approximately half of the Bahama Breeze restaurants, which we completed on or about April 5, 2026, and our expectation to convert the remaining restaurants to other Darden brands over the next 12–18 months. As of the end of fiscal 2026, we have completed one conversion. During the third and fourth quarters of fiscal 2026, we impaired the assets related to the 14 Bahama Breeze restaurants that were permanently closed. See Note 4 for additional information.
For fiscal 2026, 2025, and 2024, impairment charges and disposal costs, along with the sales, costs, expenses, and income taxes attributable to previously disposed brands, have been classified as discontinued locations, and have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax benefit” in our consolidated statements of earnings for all periods presented. Neither the sale of the Olive Garden Canada Restaurants nor the closings and conversions of Bahama Breeze restaurants meet the requirements to be classified as discontinued operations.
Fiscal Year
We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2026, which ended May 31, 2026, consisted of 53 weeks. Fiscal 2025, which ended May 25, 2025, consisted of 52 weeks, and fiscal 2024, which ended May 26, 2024, consisted of 52 weeks.
Use of Estimates
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of cash and cash equivalents are as follows:

(in millions)	May 31, 2026	May 25, 2025
Short-term investments	$0.7	$21.3
Credit card receivables	180.5	176.8
Depository accounts	38.3	41.9
Total cash and cash equivalents	$219.5	$240.0
As of May 31, 2026, and May 25, 2025, we had cash and cash equivalent accounts in excess of insured limits. We manage the credit risk of our positions through utilizing multiple financial institutions and monitoring the credit quality of those financial institutions that hold our cash and cash equivalents. We had restricted cash of $8.1 million as of May 31, 2026 and $14.5 million as of May 25, 2025, which represents cash held as security for a standby letter of credit. Restricted cash is included in Prepaid Expenses and Other Current Assets on the balance sheet. See Note 16, Commitments and Contingencies.
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
Land, Buildings, and Equipment, Net
Land, buildings, and equipment are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from 3 to 30 years using the straight-line method. Leasehold improvements, which are reflected on our consolidated balance sheets as a component of buildings in land, buildings, and equipment, net, are amortized over the lesser of the expected lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from 2 to 20 years also using the straight-line method. See Note 5 for additional information. Gains and losses on the disposal of land, buildings, and equipment are included in impairments and disposal of assets, net, while the write-off of net book value associated with the replacement of equipment in the normal course of business is recorded as a component of restaurant expenses in our accompanying consolidated statements of earnings. Depreciation and amortization expense from continuing operations associated with buildings and equipment and losses on replacement of equipment were as follows:

	Fiscal Year Ended
(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Depreciation and amortization on buildings and equipment	$541.2	$496.1	$435.1
Losses on replacement of equipment	3.5	3.9	3.0

Capitalized Software Costs and Other Definite-Lived Intangibles
Capitalized software, which is a component of other assets, is recorded at cost less accumulated amortization. Capitalized software is amortized using the straight-line method over estimated useful lives ranging from 1 to 10 years. The cost of capitalized software and related accumulated amortization was as follows:

(in millions)	May 31, 2026	May 25, 2025
Capitalized software	$331.8	$314.8
Accumulated amortization	(241.4)	(231.8)
Capitalized software, net of accumulated amortization	$90.4	$83.0

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

(in millions)	May 31, 2026	May 25, 2025
Definite-lived intangible assets	$30.7	$30.7
Accumulated amortization	(18.2)	(16.4)
Definite-lived intangible assets, net of accumulated amortization	$12.5	$14.3

Definite-lived intangible liabilities	$(3.0)	$(3.0)
Accumulated amortization	2.7	2.4
Definite-lived intangible liabilities, net of accumulated amortization	$(0.3)	$(0.6)
Amortization expense from continuing operations associated with capitalized software and other definite-lived intangibles included in depreciation and amortization in our accompanying consolidated statements of earnings was as follows:

	Fiscal Year Ended
(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Amortization expense - capitalized software	$18.2	$18.2	$22.9
Amortization expense - other definite-lived intangibles	1.7	1.8	1.9
Based on the net book values of our definite-lived intangible assets and liabilities at May 31, 2026, we expect amortization of capitalized software and other definite-lived intangible assets will be approximately $26.0 million annually for fiscal 2027 through 2031.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Goodwill and Intangible Assets
Our goodwill and trademark balances are allocated as follows:

	Goodwill		Trademarks
(in millions)	May 31, 2026	May 25, 2025	May 31, 2026	May 25, 2025
Olive Garden	$30.2	$30.2	$0.7	$0.7
LongHorn Steakhouse	49.3	49.3	307.8	307.8
Yard House	369.2	369.2	109.3	109.3
Ruth’s Chris	353.6	353.6	341.7	341.7
Cheddar’s Scratch Kitchen	165.1	165.1	230.1	230.1
The Capital Grille	401.6	401.6	147.4	147.4
Chuy’s	267.2	268.4	198.4	198.4
Season’s 52	—	—	0.5	0.5
Eddie V’s	22.0	22.0	10.5	10.5
Total	$1,658.2	$1,659.4	$1,346.4	$1,346.4

We have eleven reporting units, eight of which have goodwill and nine of which have trademarks. Goodwill and trademarks are not subject to amortization and have been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant brands. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We review our goodwill and trademarks for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist. In fiscal 2026, we performed a quantitative assessment as a part of our annual impairment review.

We estimate the fair value of each reporting unit using the best information available, including market information (also referred to as the market approach) and discounted cash flow projections (also referred to as the income approach). A market approach estimates fair value by applying sales or cash flow multiples to the reporting unit’s operating performance. The multiples are derived from observable market data of comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The income approach uses a reporting unit’s projection of estimated operating cash flows which are based on a combination of historical and current trends, organic growth expectations, and residual growth rate assumptions. These cash flows are discounted using a weighted-average cost of capital (“WACC”) that reflects current market conditions. We recognize a goodwill impairment loss when the fair value of the reporting unit is less than its carrying value.

We estimate the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from the reporting unit’s projection of estimated operating cash flows; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate based on the WACC for each reporting unit. We recognize an impairment loss when the estimated fair value of the trademark is less than its carrying value.

We performed our annual impairment test of our goodwill and trademarks as of February 23, 2026, the first day of our fiscal 2026 fourth quarter. Based on the results of this testing, we determined that our goodwill and trademarks were not impaired.

We evaluate the useful lives of our other intangible assets to determine if they are definite or indefinite-lived. A determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures and the expected lives of other related groups of assets.
Impairment or Disposal of Long-Lived Assets
Land, buildings and equipment, operating lease right-of-use assets, and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If such assets are determined to be impaired, the recognized impairment is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined based on appraisals, sales prices of comparable assets or discounted future net cash flows expected to be generated by the assets. Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell, and are included in assets held for sale on our consolidated balance sheets when certain criteria are met. These criteria include, among other factors, the requirement that the likelihood of disposing of these assets within one year is probable. Assets not meeting the “held for sale” criteria remain in land, buildings and equipment until their disposal is probable within one year.
We account for exit or disposal activities, including restaurant closures, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 420, Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. See Note 4 for additional information. For restaurants operated under non-cancellable leases, on the date we commit to a plan to either abandon the related right-of-use (“ROU”) asset or sublease the underlying asset, we evaluate the ROU asset for potential impairment and determine the go-forward accounting based on the requirements in FASB ASC Topic 842, Leases.
Insurance Accruals
Through the use of insurance program deductibles and self-insurance, we retain a significant portion of expected losses under our workers’ compensation and general liability programs. Accrued liabilities have been recorded based on our estimates of the anticipated ultimate costs to settle all claims, both reported and not yet reported.
Revenue Recognition
Sales, as presented in our consolidated statements of earnings, includes the sale of food and beverage products, royalties from our franchised restaurants, and royalties from the sale of consumer product goods. Revenue from restaurant sales is recognized when food and beverage products are sold and is presented net of discounts, coupons, employee meals, and complimentary meals. Revenue is presented net of sales tax. Sales taxes collected from customers are included in other accrued taxes on our consolidated balance sheets until the taxes are remitted to governmental authorities.

During the second quarter of fiscal 2025, we entered into an exclusive multi-year delivery arrangement with Uber Technologies, Inc. (“Uber”). The agreement enables our guests to order delivery via Darden restaurant channels, with delivery handled by Uber. During fiscal 2026, we completed the Uber rollout to Cheddar’s Scratch Kitchen and further expanded the program with a rollout to Yard House. Revenue from orders through Company-owned platforms includes delivery fees and is recognized when the delivery partner transfers the order to the guest as the Company controls the delivery. For these sales, the Company receives payment directly from the guest at the time of sale. For all delivery sales, the Company is considered the principal and recognizes revenue on a gross basis.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Leases
The majority of our restaurant locations, as well as our RSC, are subject to a lease. We evaluate our leases at the commencement of the lease to determine the classification as an operating or finance lease. Upon adoption of FASB ASC Topic 842, we recognized operating and finance lease liabilities based on the present value of minimum lease payments over the remaining expected lease term and corresponding right-of-use assets. We recognize lease expense related to operating leases on a straight-line basis. Amortization expense and interest expense related to finance leases are included in depreciation and amortization and interest, net, respectively, in our consolidated statements of earnings. Sale-leasebacks are transactions through which we sell assets (such as restaurant properties) at fair value and subsequently lease them back. The resulting leases qualify and are accounted for as operating leases. Failed sale-leaseback transactions are generally classified as finance leases and result in retention of the “sold” assets within land, buildings and equipment with a finance lease liability equal to the amount of proceeds received recorded as a component of other liabilities on our consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Earnings per Share
Basic net earnings per share are computed by dividing net earnings by the weighted-average number of common shares outstanding for the reporting period. Diluted net earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, restricted stock, restricted stock units, and equity-settled performance stock units granted by us represent the only dilutive effect reflected in diluted weighted-average shares outstanding. These stock-based compensation instruments do not impact the numerator of the diluted net earnings per share computation.

The following table presents the computation of basic and diluted net earnings per common share:

	Fiscal Year Ended
(in millions, except per share data)	May 31, 2026	May 25, 2025	May 26, 2024
Earnings from continuing operations	$1,213.7	$1,051.0	$1,030.5
Losses from discontinued operations	(7.0)	(1.4)	(2.9)
Net earnings	$1,206.7	$1,049.6	$1,027.6
Weighted average common shares outstanding – Basic	115.5	117.5	119.9
Effect of dilutive stock-based compensation	0.8	0.9	0.9
Weighted average common shares outstanding – Diluted	116.3	118.4	120.8
Basic net earnings per share:
Earnings from continuing operations	$10.51	$8.94	$8.59
Losses from discontinued operations	(0.06)	(0.01)	(0.02)
Net earnings	$10.45	$8.93	$8.57
Diluted net earnings per share:
Earnings from continuing operations	$10.44	$8.88	$8.53
Losses from discontinued operations	(0.06)	(0.02)	(0.02)
Net earnings	$10.38	$8.86	$8.51
Stock options, restricted stock units and equity-settled performance stock units excluded from the calculation of diluted net earnings per share because the effect would have been anti-dilutive, are as follows:

	Fiscal Year Ended
(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Anti-dilutive stock-based compensation awards	0.1	0.1	0.1
Foreign Currency
The Canadian dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation gains and losses are reported as a separate component of other comprehensive income (loss). Aggregate cumulative translation gains (losses) were $0.1 million and $4.6 million at May 31, 2026 and May 25, 2025, respectively. Net gains (losses) from foreign currency transactions recognized in our consolidated statements of earnings were $5.4 million for fiscal 2026 and $0.0 million for each of fiscal 2025 and fiscal 2024.
Recently Issued Accounting Standards Adopted
As of May 25, 2025, we adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The adoption of ASU 2023-07 did not impact the Company’s results of operations, cash flow, or financial condition. See Note 6 - Segment Information for the Company’s segment disclosures.

As of May 31, 2026, we adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. We adopted this guidance retrospectively for all reporting periods presented as of May 31, 2026, and provided additional details and disclosures in Note 13 - Income Taxes. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
adoption of ASU 2023-09 did not impact the Company’s results of operations, cash flow, or financial condition. See Note 13 for additional details.
Recently Issued Accounting Standards Not Yet Adopted

In March 2024, the SEC adopted its final rules intended to enhance and standardize climate-related disclosures in registration statements and annual reports. The rules required disclosure of material climate-related risks, including disclosure of Board of Directors’ oversight and risk management activities, the material impacts of these risks to the Company and the quantification of material impacts to the Company as a result of severe weather events and other natural conditions. The rules also required disclosure of material greenhouse gas emissions and any material climate-rated targets and goals. On April 4, 2024, the SEC issued a voluntary stay on its final rules; on March 27, 2025, the SEC voted to end its defense of the rules requiring disclosure of climate-related risk and greenhouse gas emissions and withdrew from the litigation; and on May 29, 2026, the SEC proposed to rescind the previously adopted climate-related disclosure rules. The Company will continue to monitor the formal administrative outcomes of the SEC’s rescission proposal; however, we do not currently anticipate any material operational or financial impact stemming from these rules.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software Costs (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes outdated guidance for internal-use software costs to reflect current development practices, including agile and iterative methods, replacing the previous waterfall-based model. The amendment eliminates the requirement to classify costs by development stages (preliminary, application development, and post-implementation) and introduce a principles-based threshold for capitalization. Under the new guidance, capitalization begins when management authorizes and commits funding for a project and it is probable the project will be completed and the software will perform its intended function (probable-to-complete threshold). Management is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures. We plan to adopt the amendment in fiscal 2028.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The final allocation of the purchase price as of fiscal year ended May 31, 2026 is as follows:

	Balances at	Fiscal 2026 Adjustments	Balances at
(in millions)	May 25, 2025		May 31, 2026
Cash and cash equivalents	$35.4	$—	$35.4
Other current assets	10.5	—	10.5
Land, buildings and equipment	197.3	—	197.3
Operating lease right-of-use assets	331.9	—	331.9
Trademark	198.4	—	198.4
Other assets	6.1	—	6.1
Goodwill	268.4	(1.2)	267.2
Total assets acquired	$1,048.0	$(1.2)	$1,046.8
Current liabilities	34.4	(0.4)	34.0
Deferred income taxes	42.9	(0.8)	42.1
Operating lease liabilities - non-current	321.6	—	321.6
Total liabilities assumed	$398.9	$(1.2)	$397.7
Net assets acquired	$649.1	$—	$649.1

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill in the amount of $267.2 million. The portion of the purchase price attributable to goodwill represents benefits expected because of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. The Chuy’s trademark has an indefinite life based on the expected use of the asset and the regulatory and economic environment within which it is being used. The trademark represents a highly respected brand with positive connotations, and we intend to continue to cultivate and protect the use of this brand. Goodwill and indefinite-lived trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. Buildings and equipment will be depreciated over a period of 1-30 years.

As a result of the acquisition and related integration efforts, we incurred expenses of $9.5 million ($7.1 million, net of tax) during the twelve months ended May 31, 2026 and $44.6 million ($36.7 million, net of tax) during the twelve months ended May 25, 2025, which, in each instance, are primarily included in general and administrative expenses in our consolidated statements of earnings. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of Chuy’s on our consolidated financial statements.

NOTE 3 - REVENUE RECOGNITION
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	May 31, 2026	May 25, 2025
Unearned revenues
Deferred gift card revenue	$636.7	$628.8
Deferred gift card discounts	(31.6)	(30.1)
Other	0.9	0.7
Total	$606.0	$599.4

Other liabilities
Deferred franchise fees - non-current	$11.4	$5.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a rollforward of deferred gift card revenue:

	Fiscal Year Ended
(in millions)	May 31, 2026	May 25, 2025
Beginning balance	$628.8	$620.6
Sale of Olive Garden Canada gift card balances	(0.4)	—
Acquired deferred gift card revenue	—	2.6
Activations	760.2	737.0
Redemptions and breakage	(751.9)	(731.4)
Ending balance	$636.7	$628.8

NOTE 4 - IMPAIRMENTS AND DISPOSAL OF ASSETS, NET
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Fiscal Year Ended
(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Restaurant impairments	$23.0	$0.1	$0.3
Disposal (gains) losses	(38.2)	48.1	13.1
Other	4.5	1.0	(1.0)
Impairments and disposal of assets, net	$(10.7)	$49.2	$12.4
Restaurant impairments for fiscal 2026 were primarily related to the expected closures of restaurants and conversions of certain Bahama Breeze restaurants to other Darden brands. Restaurant impairments and disposal losses for fiscal 2025 were primarily related to the decision to close twenty-two restaurant locations due to underperformance. Restaurant impairments and disposal losses for fiscal 2024 were related to the decision to close nine restaurant locations and the write-off of acquired Ruth’s Chris assets. Disposal (gains) losses for fiscal 2026 were primarily related to the sale of the assets of the Olive Garden Canada Restaurants and certain liabilities related thereto. Other impacts for fiscal 2026, 2025, and 2024 were primarily related to the right-of-use asset adjustments on early lease terminations and write-off of inventory from closed restaurant locations.
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
NOTE 5 - LAND, BUILDINGS AND EQUIPMENT, NET
The components of land, buildings and equipment, net, are as follows:

(in millions)	May 31, 2026	May 25, 2025
Land	$178.1	$158.8
Buildings	4,673.2	4,328.9
Equipment	2,780.0	2,569.6
Assets under finance leases	1,640.6	1,490.3
Construction in progress	243.5	234.8
Total land, buildings and equipment	$9,515.4	$8,782.4
Less accumulated depreciation and amortization	(4,222.0)	(3,870.3)
Less amortization associated with assets under finance leases	(244.8)	(196.1)
Land, buildings and equipment, net	$5,048.6	$4,716.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - SEGMENT INFORMATION

We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Yard House, Ruth’s Chris, Cheddar’s Scratch Kitchen, The Capital Grille, Chuy’s, Seasons 52, Eddie V’s, Bahama Breeze, and The Capital Burger, as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics, and sub-segment of full-service dining within which each brand operates. We have four reportable segments: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining, and (4) Other Business.

The Olive Garden segment includes the results of our company-owned Olive Garden restaurants in the U.S. The LongHorn Steakhouse segment includes the results of our company-owned LongHorn Steakhouse restaurants in the U.S. The Fine Dining segment aggregates our premium brands that operate within the fine-dining sub-segment of full-service dining and includes the results of our company-owned Ruth’s Chris, The Capital Grille, and Eddie V’s restaurants in the U.S. The Other Business segment aggregates our remaining brands and includes the results of our company-owned Yard House, Cheddar’s Scratch Kitchen, Chuy’s, Seasons 52, Bahama Breeze, and The Capital Burger restaurants in the U.S and ongoing royalties and other fees from our franchise operations and contractually managed locations.

External sales are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments.

Resources are allocated and performance is assessed by the Company’s President and Chief Executive Officer, whom the Company has determined to be its Chief Operating Decision Maker (“CODM”). Our CODM uses segment profit as the measure for assessing performance of our segments. Segment profit includes revenues and expenses directly attributable to restaurant-level results of operations (sometimes referred to as restaurant-level earnings). Non-cash lease-related expenses from our operating segments are recorded to the corporate level as restaurant expenses (which is a component of segment profit) and depreciation and amortization. Additionally, our lease-related right-of-use assets are not managed or evaluated at the operating segment level, but rather at the corporate level.

During the fourth quarter of 2025, we changed our reporting of segment profit to exclude pre-opening costs in order to better align with our internal reporting and provide a better representation of restaurant-level operating costs. Fiscal 2024 figures were recast for comparability.

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 31, 2026 and for the year ended
Sales	$5,594.8	$3,423.0	$1,375.7	$2,817.4	$—	$13,210.9
Food and beverage	1,327.9	1,445.1	441.6	824.2	—	4,038.8
Restaurant labor	1,949.4	878.0	394.9	960.1	—	4,182.4
Restaurant expenses	930.3	452.3	286.6	557.1	(99.1)	2,127.2
Marketing	$129.3	$12.5	$9.5	$29.1	—	180.4
Segment profit	$1,257.9	$635.1	$243.1	$446.9	$99.1	$2,682.1
Depreciation and amortization	$199.6	$96.3	$71.6	$125.3	$68.3	$561.1
Impairments and disposal of assets, net	—	—	—	(0.4)	(10.3)	(10.7)
Pre-opening costs	8.8	9.3	4.5	7.2	4.7	34.5
Segment assets	2,922.8	2,244.0	2,636.4	3,811.7	1,247.5	12,862.4
Purchases of land, buildings, and equipment	254.1	197.3	91.3	190.7	0.6	734.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 25, 2025 and for the year ended
Sales	$5,212.9	$3,025.5	$1,304.8	$2,533.5	$—	$12,076.7
Food and beverage	1,253.8	1,244.6	414.5	744.1	—	3,657.0
Restaurant labor	1,822.1	780.7	367.7	862.6	—	3,833.1
Restaurant expenses	846.4	408.2	270.8	504.8	(86.2)	1,944.0
Marketing	126.7	9.3	9.3	24.6	—	169.9
Segment profit	$1,163.9	$582.7	$242.5	$397.4	$86.2	$2,472.7
Depreciation and amortization	$186.0	$84.3	$70.0	$119.0	$56.8	$516.1
Impairments and disposal of assets, net	(1.5)	—	8.0	42.0	0.7	49.2
Pre-opening costs	6.5	6.1	3.8	5.4	3.0	24.8
Segment assets	2,880.5	2,077.1	2,623.5	3,821.0	1,184.9	12,587.0
Purchases of land, buildings, and equipment	252.0	144.7	96.3	146.8	4.8	644.6

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 26, 2024 and for the year ended
Sales	$5,067.0	$2,806.2	$1,291.5	$2,225.3	$—	$11,390.0
Food and beverage	1,242.7	1,180.6	425.2	675.4	—	3,523.9
Restaurant labor	1,783.1	725.1	351.9	759.2	—	3,619.3
Restaurant expenses	812.6	377.3	259.7	433.2	(70.5)	1,812.3
Marketing	111.2	6.4	9.7	17.2	—	144.5
Segment profit	$1,117.4	$516.8	$245.0	$340.3	$70.5	$2,290.0
Depreciation and amortization	$167.7	$75.8	$65.9	$102.5	$48.0	$459.9
Impairments and disposal of assets, net	0.2	0.7	—	—	11.5	12.4
Pre-opening costs	7.2	5.7	4.0	3.3	4.1	24.3
Purchases of land, buildings, and equipment	260.7	127.4	118.1	97.9	(2.9)	601.2

	Fiscal Year Ended
(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Segment profit	$2,682.1	$2,472.7	$2,290.0
Less general and administrative expenses	(514.4)	(520.3)	(479.2)
Less depreciation and amortization	(561.1)	(516.1)	(459.9)
Less impairments and disposal of assets, net	10.7	(49.2)	(12.4)
Less pre-opening costs	(34.5)	(24.8)	(24.3)
Less interest, net	(194.2)	(175.1)	(138.7)
Earnings before income taxes	$1,388.6	$1,187.2	$1,175.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 7 - DEBT
The components of long-term debt are as follows:

(in millions)	May 31, 2026	May 25, 2025
3.850% senior notes due May 2027	$500.0	$500.0
4.350% senior notes due October 2027	400.0	400.0
4.550% senior notes due October 2029	350.0	350.0
6.300% senior notes due October 2033	500.0	500.0
6.000% senior notes due August 2035	96.3	96.3
6.800% senior notes due October 2037	42.8	42.8
4.550% senior notes due February 2048	300.0	300.0
Total long-term debt	$2,189.1	$2,189.1
Less current portion:
3.850% senior notes due May 2027[1]	(500.0)	—
Fair value hedge	(36.0)	(40.0)
Less unamortized discount and issuance costs	(15.4)	(20.2)
Total long-term debt less unamortized discount and issuance costs	$1,637.7	$2,128.9

[1] Excludes $0.4 million in unamortized discount and issuance costs

The aggregate contractual maturities of long-term debt, including the current portion, for each of the five fiscal years subsequent to May 31, 2026, and thereafter are as follows:

(in millions)
Fiscal Year	2027	2028	2029	2030	2031	Thereafter
Debt repayments	$500.0	$400.0	$—	$350.0	$—	$939.1
On October 23, 2023, we entered into a $1.25 billion Revolving Credit Agreement with BOA, as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type, and consistent with our prior Revolving Credit Agreement. As of May 31, 2026, we had no outstanding balances under the Revolving Credit Agreement. As of May 31, 2026, $194.0 million of commercial paper was outstanding, which was supported by the Revolving Credit Agreement. After giving effect to the outstanding commercial paper, as of May 31, 2026, we had $1.06 billion of available borrowing capacity under the Revolving Credit Agreement.
Loans under the Revolving Credit Agreement bear interest at a rate of (a) Term SOFR (which is defined, for the applicable interest period, as the Term SOFR Screen Rate two U.S. Government Securities Business Days prior to the commencement of such interest period with a term equivalent to such interest period) plus a Term SOFR adjustment of 0.100 percent plus the Applicable Margin, or (b) the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Term SOFR plus 1.000 percent) plus the relevant Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement is 1.000 percent for Term SOFR loans and 0.000 percent for base rate loans.
On September 16, 2024, we entered into the Amendment to the Revolving Credit Agreement, which replaced the prior financial covenant (which provided for a maximum consolidated total debt to total capitalization ratio) with a new financial covenant requiring us to maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 3.50 to 1.00 (which may be temporarily increased to 4.00 to 1.00 upon the election as a result of a covered acquisition, subject to customary limitations set forth in the Revolving Credit Agreement). All other material terms and conditions of the Revolving Credit Agreement were unchanged.
The Revolving Credit Agreement matures on October 23, 2028, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On September 16, 2024, we entered into a senior unsecured $600 million 2-year Term Loan Credit Agreement (“Term Loan Agreement”) with BOA, as administrative agent, the lenders and other agents party thereto, the material terms of which were consistent with the Revolving Credit Agreement. The intended use of the proceeds was to finance our acquisition of Chuy’s, and we subsequently terminated the Term Loan Agreement on October 3, 2024, in connection with the closing of our senior notes issuance discussed below. We did not draw any funds and there were never any outstanding borrowings under the Term Loan Agreement.
On October 3, 2024, we issued and sold $400.0 million aggregate principal amount of 4.350 percent Senior Notes due 2027 (“2027 Notes”) and $350 million aggregate principal amount of 4.550 percent Senior Notes due 2029 (“2029 Notes” and, together with the 2027 Notes, the “Notes”), pursuant to the provisions of the Underwriting Agreement, dated September 30, 2024, among the Company and BofA Securities, Inc., Truist Securities, Inc., U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein. The Notes were issued under the Company’s Indenture, dated as of January 1, 1996, between the Company and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association, successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as trustee (“Base Trustee”), as amended and supplemented by the Second Supplemental Indenture, dated as of October 4, 2023, among the Company, the Base Trustee and U.S. Bank Trust Company, National Association, as a successor trustee with respect to the Notes. We used the proceeds from our issuance of the Notes to finance our acquisition of Chuy’s and for general corporate purposes.
The 2027 Notes will mature on October 15, 2027, and the 2029 Notes will mature on October 15, 2029. Interest on the Notes will be paid semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2025, to holders of record on the preceding March 31 or September 30, as the case may be.
The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 31, 2026, no such adjustments are made to this rate.

NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We designate commodity contracts, equity forward contracts, and foreign exchange forward contracts as cash flow hedging instruments. Our interest rate swap agreements are designated as fair value hedges of the related debt. During fiscal 2026, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, employee-directed investments in our common stock within the non-qualified deferred compensation plan. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of our common stock investments in the non-qualified deferred compensation plan. Refer to Note 1 for further details on the derivative instruments and hedging activities accounting policy.

		Fair Values
(in millions)	Notional Values	Assets (Liabilities) (1)
	May 31, 2026	May 31, 2026	May 25, 2025
Equity forwards
Designated (0.1 million shares)	$24.4	$1.1	$(0.8)
Not designated (0.4 million shares)	58.7	3.1	(2.2)
Total equity forwards		$4.2	$(3.0)

Commodity contracts (Designated)	$0.9	$—	$(0.9)
Interest rate related (Designated)	300.0	(36.0)	(40.0)
Foreign exchange forwards (Designated)	—	$—	$(0.2)
Total derivative contracts		$(31.8)	$(44.1)
(1)Derivative assets and liabilities are included in receivables, net, and other current liabilities, as applicable, on our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair value of any derivative instruments, individually and in the aggregate, including equity forward, commodity, or interest rate contracts, did not have a material impact on our consolidated balance sheets for fiscal 2026 and 2025. Designated and undesignated equity forwards extend through July 2029, and commodity contracts extend through November 2026.

For derivative instruments designated as cash flow hedges, the amount of gains and losses recognized in AOCI and the amounts of gains and losses reclassified from AOCI into earnings in fiscal 2026, 2025, and 2024 were not material, individually or in the aggregate, to AOCI, earnings, or the consolidated statements of earnings line items in which such amounts were recorded, including general and administrative expenses, food and beverage costs, restaurant expenses, interest, net and impairments, and disposal of assets, net. For derivative instruments designated as fair value hedges, the amount of gains and losses recognized in earnings on the derivative instruments and the related hedged items in fiscal 2026, 2025, and 2024 were not material, individually or in the aggregate, to earnings or the consolidated statements of earnings line items in which such amounts were recorded, including interest, net, or the carrying amounts of the hedged assets and liabilities presented in our consolidated balance sheets. For derivative instruments not designated as hedging instruments, the amount of gains and losses recognized in earnings in fiscal 2026, 2025, and 2024 were not material, individually or in the aggregate, to earnings or to consolidated statements of earnings line items in which such amounts are recorded, including food and beverage costs, restaurant expenses, and general and administrative expenses.

For derivative instruments designated as cash flow hedges as of May 31, 2026, although the amounts ultimately realized in earnings will be dependent on the fair value of the contracts at their settlement dates, net gains expected to be reclassified from AOCI to earnings over the next 12 months, based on the maturity of equity forward and commodity contracts are not expected to be material to AOCI, earnings, or the consolidated statements of earnings line items in which such amounts are expected to be recorded, including general and administrative expenses, food and beverage costs, restaurant expenses, and interest, net.

NOTE 9 - FAIR VALUE MEASUREMENTS
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis at May 31, 2026 and May 25, 2025:

Items Measured at Fair Value at May 31, 2026
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$—	$—	$—	$—
Equity forwards	(2)	4.2	—	4.2	—
Interest rate swaps	(3)	(36.0)	—	(36.0)	—
Total		$(31.8)	$—	$(31.8)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Items Measured at Fair Value at May 25, 2025
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(0.9)	$—	$(0.9)	$—
Equity forwards	(2)	(3.0)	—	(3.0)	—
Interest rate swaps	(3)	(40.0)	—	(40.0)	—
Foreign exchange forwards	(4)	(0.2)		$(0.2)
Total		$(44.1)	$—	$(44.1)	$—
(1)The fair value of our commodities futures, swaps, and options is based on closing market prices of the contracts, inclusive of the risk of nonperformance.
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

The carrying value and fair value of long-term debt, including the amounts classified as current, as of May 31, 2026, was $2.14 billion and $2.17 billion, respectively. The carrying value and fair value of long-term debt as of May 25, 2025, was $2.13 billion. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is generally determined based on third-party market appraisals which includes market data for similar assets. As of May 31, 2026 and May 25, 2025, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of May 31, 2026, adjustments to the fair values of non-financial assets specifically right-of-use assets, classified as Level 3, were determined to have a fair value of $39.7 million. As of May 25, 2025, adjustments to the fair values of non-financial assets, specifically right-of-use assets, classified as Level 3, were determined to have a fair value of $8.0 million.

NOTE 10 - STOCKHOLDERS’ EQUITY

Share Repurchase Program
All of the shares purchased during the fiscal year ended May 31, 2026 were purchased as part of our repurchase program authorized by our Board of Directors. On June 24, 2026, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1.5 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 25, 2026, does not have an expiration date and replaces the previously existing share repurchase authorization.
Share Retirements
As of May 31, 2026, of the 216.7 million cumulative shares repurchased under the current and previous authorizations, 205.3 million shares were retired and restored to authorized but unissued shares of common stock and there are no remaining treasury shares. We expect that all shares of common stock acquired in the future will also be retired and restored to authorized but unissued shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accumulated Other Comprehensive Income (Loss)
As of May 31, 2026, the components of accumulated other comprehensive income (loss), net of tax, are foreign currency translation adjustment ($0.1 million gain), unrealized gains (losses) on derivatives ($22.7 million gain), and benefit plan funding position ($3.2 million loss). As of May 25, 2025, the components of accumulated other comprehensive income (loss), net of tax, are foreign currency translation adjustment ($4.6 million gain), unrealized gains (losses) on derivatives ($30.4 million gain), and benefit plan funding position ($3.2 million loss). Amounts reclassified from AOCI into net earnings in fiscal 2026 and 2025 did not, individually or in the aggregate, have a material impact on the components of AOCI, net earnings, or individual line items in our consolidated statements of earnings.

NOTE 11 - LEASES

The components of lease expense for continuing operations in the consolidated statements of earnings for the fiscal years ended May 31, 2026, May 25, 2025, and May 26, 2024 are as follows:

(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Operating lease expense	$445.8	$413.7	$404.6
Finance lease expense
Amortization of leased assets	64.7	57.2	48.1
Interest on lease liabilities	78.2	67.7	54.2
Variable lease expense	39.8	35.6	34.6
Total lease expense	$628.5	$574.2	$541.5

The components of lease assets and liabilities on the consolidated balance sheet as of May 31, 2026 and May 25, 2025 are as follows:

(in millions)	Balance Sheet Classification	May 31, 2026	May 25, 2025
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,433.1	$3,555.9
Finance lease right-of-use assets	Land, buildings and equipment, net	1,395.9	1,294.2
Total lease assets, net		$4,829.0	$4,850.1

Operating lease liabilities - current	Other current liabilities	$216.5	$220.1
Finance lease liabilities - current	Other current liabilities	18.7	23.8
Operating lease liabilities - non-current	Operating lease liabilities - non-current	3,722.3	3,816.9
Finance lease liabilities - non-current	Other liabilities	1,721.7	1,583.8
Total lease liabilities		$5,679.2	$5,644.6

Supplemental cash flow information related to leases for the fiscal years ended May 31, 2026, May 25, 2025, and May 26, 2024:

(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (1)	$434.4	$410.4	$397.2
Operating cash flows from finance leases	82.8	67.7	54.2
Financing cash flows from finance leases (1)	25.4	22.8	22.0
Right-of-use assets obtained in exchange for new operating lease liabilities (2)	90.2	373.0	341.2
Right-of-use assets obtained in exchange for new finance lease liabilities	120.4	152.8	97.3
Net change in right-of-use assets mainly due to lease modifications resulting in reclassification of leases from operating to finance	91.6	81.5	49.8
(1) Excludes cash received for any lease incentives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(2) Right-of-use assets obtained in fiscal 2025 and fiscal 2024 include $331.9 million from the acquisition of Chuy’s and $303.4 million from the acquisition of Ruth’s Chris, respectively.
The weighted-average remaining lease terms and discount rates as of May 31, 2026 and May 25, 2025 are as follows:

(in millions)	May 31, 2026	May 25, 2025
Weighted-Average Remaining Lease Term (Years)
Operating leases	14.5	14.8
Finance leases	22.2	22.3
Weighted-Average Discount Rate (1)
Operating leases	4.7%	4.6%
Finance leases	4.8%	4.7%
(1)We cannot determine the interest rate implicit in our leases. Therefore, the weighted average discount rate represents our incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to our corporate credit rating for a secured or collateralized instrument.

The annual maturities of our lease liabilities as of May 31, 2026 are as follows:

(in millions)
Fiscal Year	Operating Leases	Finance Leases
2027	440.2	114.6
2028	444.6	118.5
2029	438.2	121.0
2030	425.3	123.1
2031	400.5	125.7
Thereafter	3,523.3	2,395.3
Total future lease commitments (1)	$5,672.1	$2,998.2
Less imputed interest	(1,733.3)	(1,257.8)
Present value of lease liabilities (2)	$3,938.8	$1,740.4
(1)Of the $5,672.1 million of total future operating lease commitments and $2,998.2 million of total future finance lease commitments, $2,041.5 million and $821.3 million, respectively, are non-cancelable.
(2)Excludes approximately $156.3 million of net present value of lease payments related to 42 real estate leases signed, but not yet commenced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 - ADDITIONAL FINANCIAL INFORMATION
The tables below provide additional financial information related to our consolidated financial statements:
Balance Sheets

(in millions)	May 31, 2026	May 25, 2025
Receivables, net
Gift card sales	$44.6	$42.2
Miscellaneous	85.8	52.2
Allowance for doubtful accounts	(0.5)	(0.6)
Total	$129.9	$93.8

Other Current Liabilities
Non-qualified deferred compensation plan	$349.7	$301.9
Sales and other taxes	144.7	124.3
Insurance-related	41.6	41.6
Employee benefits	55.9	60.0
Accrued interest	22.9	21.4
Lease liabilities - current	235.3	243.9
Derivatives	36.0	44.1
Miscellaneous	68.9	76.1
Total	$955.0	$913.3

Statements of Earnings

	Fiscal Year Ended
(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Interest, net
Interest expense	$126.5	$115.9	$93.5
Imputed interest on finance leases	78.2	67.7	54.2
Capitalized interest	(8.4)	(5.1)	(4.5)
Interest income	(2.1)	(3.4)	(4.5)
Total	$194.2	$175.1	$138.7

Statements of Cash Flows

	Fiscal Year Ended
(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Cash paid during the fiscal year for:
Interest, net of amounts capitalized	$188.6	$171.9	$135.1
Non-cash investing activities:
Land, buildings and equipment accrued but unpaid	$57.7	$47.0	$40.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 13 - INCOME TAXES
Total income tax expense was allocated as follows:

	Fiscal Year Ended
(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Earnings from continuing operations	$174.9	$136.2	$145.0
Loss from discontinued operations	(2.9)	(0.8)	(1.7)
Total consolidated income tax expense	$172.0	$135.4	$143.3

The components of earnings from continuing operations before income taxes and the provision for income taxes thereon are as follows:

	Fiscal Year Ended
(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Earnings from continuing operations before income taxes:
U.S.	$1,387.3	$1,180.6	$1,169.2
Foreign	1.3	6.6	6.3
Earnings from continuing operations before income taxes	$1,388.6	$1,187.2	$1,175.5
Income taxes:
Current:
Federal	$60.0	$80.9	$99.2
State and local	42.5	54.4	43.5
Foreign	2.7	—	3.0
Total current	$105.2	$135.3	$145.7
Deferred (principally U.S.):
Federal	$62.8	$0.2	$(0.7)
State and local	6.9	0.7	—
Total deferred	$69.7	$0.9	$(0.7)
Total income tax expense	$174.9	$136.2	$145.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate from continuing operations included in the accompanying consolidated statements of earnings, pursuant to the disclosure requirements of ASU 2023-09 for the years ended May 31, 2026, May 25, 2025, and May 26, 2024. See Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for additional details about the adoption of ASU 2023-09.

	Fiscal Year Ended
	May 31, 2026		May 25, 2025		May 26, 2024
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at the U.S. federal statutory rate	$291.6	21.0%	$249.3	21.0%	$246.9	21.0%
State and local income taxes (net of federal benefit) [1]	43.7	3.1%	46.8	3.9%	38.1	3.2%
Foreign tax effects:
Canada	9.4	0.7%	1.0	0.1%	0.8	0.1%
Other foreign jurisdictions	2.3	0.2%	2.0	0.2%	2.2	0.2%
Effect of cross-border tax laws	(3.4)	(0.2)%	(0.5)	—%	(0.5)	—%
Tax credits:
FICA tax tip credit[2]	(164.5)	(11.8)%	(151.4)	(12.8)%	(144.0)	(12.3)%
Other	(25.0)	(1.8)%	(16.2)	(1.4)%	(12.2)	(1.0)%
Changes in valuation allowances	(3.7)	(0.3)%	(1.6)	(0.1)%	0.8	0.1%
Nontaxable or nondeductible items:
FICA taxes paid on tips subject to tax credit[2]	34.6	2.5%	31.8	2.7%	30.2	2.6%
Other	(11.5)	(0.8)%	(9.7)	(0.8)%	(7.4)	(0.6)%
Changes in unrecognized tax benefits	(5.0)	(0.4)%	(4.8)	(0.4)%	(3.5)	(0.3)%
Other adjustments	6.4	0.4%	(10.5)	(0.9)%	(6.4)	(0.7)%
Total	$174.9	12.6%	$136.2	11.5%	$145.0	12.3%
[1] State taxes in California, Florida, Illinois, New Jersey, and New York comprise the majority (greater than 50%) of the tax effect in this category for the year ended May 31, 2026. State taxes in California, Florida, Illinois, Massachusetts, New Jersey, and New York made up the majority (greater than 50%) of the tax effect in this category for the years ended May 25, 2025 and May 26, 2024.

[2] The FICA tax tip credit represents the gross credit amount attributable to Company-paid FICA taxes related to gratuities provided to our employees by our guests. FICA taxes paid on tips subject to tax credit represents the tax deduction that would otherwise be available, if not for the FICA tax tip credit. The net effect of these two amounts eliminates the financial impact of FICA expenses paid by the Company on gratuities provided to our employees by our guests.

As of May 31, 2026, we had estimated current prepaid state and federal income taxes of $19.4 million and $120.4 million, respectively, which is included on our accompanying consolidated balance sheets as prepaid income taxes and estimated current state income taxes payable of $1.3 million which is included on our accompanying consolidated balance sheets as accrued taxes.
As of May 31, 2026, we had unrecognized tax benefits of $20.1 million, which represent the aggregate tax effect of the differences between tax return positions and benefits recognized in our consolidated financial statements, all of which would favorably affect the effective tax rate, if resolved in our favor.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(in millions)
Balances at May 25, 2025	$21.4
Additions related to current-year tax positions	5.0
Reductions related to prior-year tax positions	(1.5)
Net reductions due to settlements with taxing authorities	(1.2)
Reductions to tax positions due to statute expiration	(3.6)
Balances at May 31, 2026	$20.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Interest included in income tax expense in our consolidated statements of earnings is as follows:

	Fiscal Year Ended
(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Interest recorded on unrecognized tax benefits	$1.8	$1.6	$1.7
Interest recorded on income tax receivables	$(4.2)	$(6.3)	$(6.9)
Total (benefit) expense	$(2.4)	$(4.7)	$(5.2)

At May 31, 2026, we had $2.8 million accrued for the payment of interest associated with unrecognized tax benefits and $24.8 million accrued as interest receivable on accrued refunds.

For U.S. federal income tax purposes, we participate in the IRS’s Compliance Assurance Process, whereby our U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. Income tax returns are subject to audit by state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, Canada, and all states in the U.S. that have an income tax. With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before fiscal 2025, and state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2021.
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

(in millions)	May 31, 2026	May 25, 2025
Accrued liabilities	$131.6	$149.8
Compensation and employee benefits	146.9	136.2
Lease liabilities	1,441.1	1,430.1
Net operating loss, credit and charitable contribution carryforwards	80.3	84.1
Other	4.6	—
Gross deferred tax assets	$1,804.5	$1,800.2
Valuation allowance	(13.2)	(19.8)
Deferred tax assets, net of valuation allowance	$1,791.3	$1,780.4
Trademarks and other acquisition related intangibles	(335.7)	(330.1)
Buildings and equipment	(487.3)	(409.2)
Capitalized software and other assets	(35.2)	(33.3)
Lease assets	(1,263.2)	(1,266.1)
Other	(13.5)	(20.5)
Gross deferred tax liabilities	$(2,134.9)	$(2,059.2)
Net deferred tax liabilities	$(343.6)	$(278.8)

We have deferred tax assets of $22.4 million reflecting the benefit of federal credit carryforwards, before valuation allowance, which expire at various dates between fiscal 2027 and fiscal 2046. We have deferred tax assets of $57.9 million reflecting the benefit of state net operating loss, credit, and charitable contribution carryforwards, before federal benefit and valuation allowance, which expire at various dates between fiscal 2027 and fiscal 2046.

We have taken current and potential future expirations into consideration when evaluating the need for valuation allowances against these deferred tax assets. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at May 31, 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Cash paid for income taxes, net of refunds, was as follows:

	Fiscal Year Ended
(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Federal	41.7	101.6	91.0
State
California	10.4	7.0	6.4
New Jersey	6.0	4.6	4.9
Other	40.3	33.9	34.1
Foreign
Canada	9.6	1.5	—
Other[1]	2.4	2.1	2.2
Cash paid for income taxes, net of refunds [1]	$110.4	$150.7	$138.6

[1] Foreign withholding taxes were previously excluded from disclosures. Fiscal 2025 and 2024 figures were recast for comparability.
NOTE 14 - RETIREMENT PLANS
Defined Benefit Plan and Postretirement Benefit Plan

We sponsor an unfunded non-contributory postretirement benefit plan that provides health care benefits to certain eligible salaried retirees as a subsidy credit to a health care reimbursement account. This benefit is not impacted by future changes in health care cost trend rates. As of May 31, 2026 and May 25, 2025, the benefit obligation was $10.1 million and $10.8 million, respectively. We fund on a pay-as-you go basis with approximately $1.1 million in annual fundings.

We also sponsor a supplemental defined benefit pension plan, which is an unfunded nonqualified plan separate from our terminated primary pension plan which was settled in fiscal 2020. The supplemental plan is frozen and therefore no longer accruing benefits for participants. As of May 31, 2026 and May 25, 2025, the benefit obligation was $2.7 million and $3.2 million, respectively. We fund on a pay-as-you-go basis with $0.4 million funded annually.

Defined Contribution Plan
We have a defined contribution (401(k)) plan ( the “Darden Savings Plan”) covering most employees age 18 and older. We match contributions for participants with at least one year of service up to 6 percent of compensation, based on our performance. The match ranges from a minimum of $0.25 to $1.20 for each dollar contributed by the participant. The Darden Savings Plan also provides for a profit sharing contribution for eligible participants equal to 1.5 percent of the participant’s compensation. Expense recognized in fiscal 2026, 2025, and 2024 was $47.4 million, $35.5 million, and $45.6 million, respectively. Employees classified as “highly compensated” under the IRC are not eligible to participate in the Darden Savings Plan. Instead, highly compensated employees are eligible to participate in a separate non-qualified deferred compensation (the “FlexComp”) plan. The FlexComp plan allows eligible employees to defer the payment of part of their annual salary and all or part of their annual bonus and provides for awards that approximate the matching contributions that participants would have received had they been eligible to participate in the Darden Savings Plan, as well as an additional retirement contribution amount. Amounts payable to highly compensated employees under the FlexComp plan totaled $349.7 million and $301.9 million at May 31, 2026 and May 25, 2025, respectively. These amounts are included in other current liabilities on our accompanying consolidated balance sheets.

NOTE 15 - STOCK-BASED COMPENSATION

In September 2024, our shareholders approved the Amended and Restated Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (the “A&R 2015 Plan”), which, among other things, increased the number of shares of our common stock authorized for issuance by 2.6 million shares, extended the plan’s termination date to September 18, 2034, and made certain other administrative and non-material changes. All equity grants subject to FASB ASC Topic 718 after the date of approval are made under the A&R 2015 Plan. No further equity grants after that date are permitted under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan or any other prior stock option and/or stock grant plans (collectively, the “Prior Plans”). The A&R 2015 Plan and the Prior Plans are administered by the Compensation Committee of the Board of Directors. The A&R 2015 Plan provides for the issuance of up to 10.2 million common shares in connection with the granting of non-qualified stock options, restricted stock, restricted stock units

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(“RSUs”), performance-based restricted stock units (“PRSUs”), and other stock-based awards, such as Darden stock units to employees, consultants, and non-employee directors. As of May 31, 2026, approximately 10.0 thousand shares may be issued under outstanding awards that were granted under the Prior Plans and may still vest and be exercised in accordance with their terms.
Stock-based compensation expense included in continuing operations was as follows:

	Fiscal Year Ended
(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Stock options	$8.5	$7.5	$6.8
Restricted stock units	10.4	9.8	8.6
Darden stock units	30.2	37.3	31.9
Equity-settled performance-based restricted stock units	24.4	19.4	16.1
Employee stock purchase plan	3.5	3.2	3.0
Director compensation program/other	2.1	1.9	2.1
Total	$79.1	$79.1	$68.5
Excess income tax benefits related to the exercise of stock options and vesting of other equity-settled stock-based compensation recognized in income tax expense from continuing operations was as follows:

	Fiscal Year Ended
(in millions)	May 31, 2026	May 25, 2025	May 26, 2024
Income tax benefits	$9.5	$11.8	$12.7

The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes model to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 31, 2026	May 25, 2025	May 26, 2024
Weighted-average fair value	$72.10	$44.79	$55.56
Dividend yield	2.9%	3.6%	3.4%
Expected volatility of stock	41.3%	40.8%	42.2%
Risk-free interest rate	4.0%	4.1%	4.0%
Expected option life (in years)	6.3	6.3	5.9
Weighted-average exercise price per share	$208.51	$139.43	$169.02
The following table presents a summary of our stock option activity as of and for the year ended May 31, 2026:

	Options (in millions)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in millions)
Outstanding beginning of period	1.03	$125.30	6.16	$80.9
Options granted	0.11	208.51
Options exercised	(0.12)	93.62
Options canceled	(0.01)	173.10
Outstanding end of period	1.01	$138.13	5.78	$67.2
Exercisable	0.60	$122.47	4.37	$49.1

The total intrinsic value of options exercised during fiscal 2026, 2025, and 2024 was $14.2 million, $43.5 million and $33.6 million, respectively. Cash received from option exercises during fiscal 2026, 2025, and 2024 was $11.3 million, $42.8 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
and $31.8 million, respectively. Stock options generally vest over 4 years and have a maximum contractual period of 10 years from the date of grant. We settle employee stock option exercises with authorized but unissued shares of Darden common stock.
As of May 31, 2026, there was $4.1 million of unrecognized compensation cost related to unvested stock options granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of stock options that vested during fiscal 2026 was $8.5 million.
Restricted stock and RSUs are granted at a value equal to the market price of our common stock on the date of grant, and are amortized over their service periods which generally range from one to three years. Restrictions with regard to restricted stock and RSUs lapse at the end of their service periods at which time employees receive unrestricted shares of Darden stock.
The following table presents a summary of our restricted stock and RSU activity1 as of and for the fiscal year ended May 31, 2026:

	Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding beginning of period	0.26	$135.67
Shares granted	0.06	208.14
Shares vested	(0.07)	133.13
Shares canceled	(0.01)	165.84
Outstanding end of period	0.24	$183.85
1 Includes RSUs issued under Director compensation program

As of May 31, 2026, there was $7.1 million of unrecognized compensation cost related to unvested RSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of RSUs that vested during fiscal 2026, 2025, and 2024 was $9.9 million, $9.9 million, and $7.9 million, respectively.
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
The following table presents a summary of our Darden stock unit activity as of and for the fiscal year ended May 31, 2026:

(All units settled in cash)	Units (in millions)	Weighted-Average Fair Value Per Unit
Outstanding beginning of period	0.64	$204.02
Units granted	0.13	207.47
Units vested	(0.21)	203.09
Units canceled	(0.03)	160.08
Outstanding end of period	0.53	$203.91

As of May 31, 2026, our total Darden stock unit liability was $69.0 million, including $33.3 million recorded in other current liabilities and $35.8 million recorded in other liabilities on our consolidated balance sheets. As of May 25, 2025, our total Darden stock unit liability was $83.5 million, including $40.0 million recorded in other current liabilities and $43.5 million recorded in other liabilities on our consolidated balance sheets.

Based on the value of our common stock as of May 31, 2026, there was $27.5 million of unrecognized compensation cost related to Darden stock units granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 2.1 years, but the amount that vests is ultimately dependent on the value of Darden stock at the vesting date. The total fair value of Darden stock units that vested during fiscal 2026 was $44.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Relative total shareholder return PRSUs are equity-settled awards that vest over the service period which generally ranges from three to four years, and the number of units that actually vest is determined based on the achievement of performance criteria set forth in the award agreement. The awards vest based on the achievement of market-based targets, are measured based on estimated fair value as of the date of grant using a Monte Carlo simulation, and are amortized over the service period.

The weighted-average grant date fair value of equity-settled PRSUs and the related assumptions used in the Monte Carlo simulation to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 31, 2026	May 25, 2025	May 26, 2024
Dividend yield (1)	0.0%	0.0%	0.0%
Expected volatility of stock	25.8%	26.5%	32.3%
Risk-free interest rate	3.7%	4.2%	4.5%
Expected option life (in years)	3.8	2.9	2.9
Weighted-average grant date fair value per unit	$244.14	$181.65	$217.11
(1)Assumes a reinvestment of dividends.

The following table presents a summary of our equity-settled PRSU activity as of and for the fiscal year ended May 31, 2026:

	Units (in millions)	Weighted-Average Grant Date Fair Value Per Unit
Outstanding beginning of period	0.33	$175.95
Units granted	0.16	244.14
Units granted/canceled performance impact	0.10	137.73
Units vested	(0.15)	147.08
Units canceled	—	—
Outstanding end of period	0.44	$200.84

As of May 31, 2026, there was $23.9 million of unrecognized compensation cost related to unvested equity-settled PRSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of equity-settled PRSUs that vested during fiscal 2026 was $21.6 million.
We maintain an Employee Stock Purchase Plan to provide eligible employees who have completed one year of service (excluding certain employees who are employed less than full time or own 5.0 percent or more of our capital stock or that of any subsidiary) an opportunity to invest up to $5.0 thousand per calendar quarter to purchase shares of our common stock, subject to certain limitations. Under the plan, up to an aggregate of 6.2 million shares are available for purchase by employees at a purchase price that is 85.0 percent of the fair market value of our common stock on either the first or last trading day of each calendar quarter, whichever is lower. Cash received from employees pursuant to the plan during fiscal 2026, 2025, and 2024 was $13.7 million, $12.8 million, and $11.8 million, respectively. Shares issued to employees under the Employee Stock Purchase Plan during fiscal 2026, 2025, and 2024 were 0.1 million.

NOTE 16 - COMMITMENTS AND CONTINGENCIES
As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable for guarantees of subsidiary obligations under standby letters of credit. At May 31, 2026 and May 25, 2025, we had $71.9 million and $80.0 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. At both May 31, 2026 and May 25, 2025, we had $16.7 million of surety bonds related to other payments. Most surety bonds are renewable annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At May 31, 2026 and May 25, 2025, we had $83.3 million and $76.5 million, respectively, of guarantees associated with leased properties that have been assigned to third parties, primarily related to the disposition of Red Lobster in fiscal 2015 and the sale of the Olive Garden Canada Restaurants during the first quarter of 2026. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential payments discounted at our weighted-average cost of capital at May 31, 2026 and May 25, 2025, amounted to $64.7 million and $61.2 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent the agreements permit us to recapture the related leasehold interest. The liability recorded for our expected credit losses under these leases as of May 31, 2026 and May 25, 2025 was $10.4 million and $10.6 million, respectively. These guarantees expire over their respective lease terms, which range from fiscal 2027 through fiscal 2035.
We are subject to private lawsuits, administrative proceedings, and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings, and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to operational issues common to the restaurant industry, and can also involve infringement of, or challenges to, our trademarks and copyrights or the trademarks and copyrights of others. While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, we believe that the final disposition of the lawsuits, proceedings and claims in which we are currently involved, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity.

NOTE 17 - SUBSEQUENT EVENTS
On June 24, 2026, the Board of Directors declared a cash dividend of $1.62 per share to be paid August 3, 2026 to all shareholders of record as of the close of business on July 10, 2026.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 31, 2026, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2026.
During the fiscal quarter ended May 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The annual report of our management on internal control over financial reporting, and the audit report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting are included in this Annual Report under the caption “Item 8 - Financial Statements and Supplementary Data.”

Item 9B. OTHER INFORMATION

During the quarter ended May 31, 2026, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in the sections entitled “Executive Officers of the Registrant,” “Proposal 1 – Election of Nine Directors From the Named Director Nominees,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance and Board Administration” and “Insider Trading Policy Statement” in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated herein by reference.
All of our employees are subject to Darden’s Code of Conduct (the “Employee Code of Conduct”). We also have a Code of Ethics for CEO and Senior Financial Officers (the “CEO and Senior Financial Officer Code of Ethics”) that highlights specific responsibilities of our CEO and senior financial officers. We also have a Code of Business Conduct and Ethics for members of the Board of Directors (the “Board Code of Conduct”, and together with the Employee Code of Conduct and the CEO and Senior Financial Officer Code of Ethics, our “Codes of Business Conduct and Ethics”). These documents are posted on our website at www.darden.com and are available in print free of charge to any shareholder who requests them. We will disclose any amendments to or waivers of these Codes of Business Conduct and Ethics for directors, executive officers or Senior Financial Officers on our website.
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

Item 11. EXECUTIVE COMPENSATION
The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the sections entitled “Stock Ownership of Principal Shareholders,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the sections entitled “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated herein by reference.

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

Date:	July 24, 2026	DARDEN RESTAURANTS, INC.

		By:	/s/ Ricardo Cardenas
Ricardo Cardenas, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ricardo Cardenas	Director, President and Chief Executive Officer (Principal executive officer)	July 24, 2026
Ricardo Cardenas

/s/ Rajesh Vennam	Senior Vice President, Chief Financial Officer (Principal financial officer)	July 24, 2026
Rajesh Vennam

/s/ John W. Madonna	Senior Vice President, Corporate Controller (Principal accounting officer)	July 24, 2026
John W. Madonna
/s/ Margaret Shan Atkins*	Director
Margaret Shan Atkins

/s/ Juliana L. Chugg*	Director
Juliana L. Chugg

/s/ James P. Fogarty*	Director
James P. Fogarty

/s/ Cynthia T. Jamison*	Director and Chair of the Board
Cynthia T. Jamison

/s/ Daryl A. Kenningham*	Director
Daryl Kenningham

/s/ William S. Simon*	Director
William S. Simon

/s/ Charles M. Sonsteby*	Director
Charles M. Sonsteby

/s/ Timothy J. Wilmott*	Director
Timothy J. Wilmott

*By:	/s/ A. Noni Holmes-Kidd
A. Noni Holmes-Kidd, Attorney-In-Fact
July 24, 2026

EXHIBIT INDEX
Exhibit Number	Title

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

3.1	Amended and Restated Articles of Incorporation effective June 29, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 5, 2016).

3.2	Bylaws as amended effective June 24, 2026 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 25, 2026).

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

*10.36
Form of Omnibus First Amendment to Darden Restaurants, Inc. 2015 Omnibus Incentive Plan Award Agreements (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for fiscal year ended May 25, 2025).

*10.37
Form of FY 20[__] Performance Stock Unit Award Agreement under the Amended and Restated Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for fiscal year ended May 25, 2025).

*10.38
Form of FY 20[__] Restricted Stock Unit Award Agreement under the Amended and Restated Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for fiscal year ended May 25, 2025).

*10.39
Form of FY 20[__] Nonqualified Stock Option Award Agreement under the Amended and Restated Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K for fiscal year ended May 25, 2025).

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

*10.43
Form of Special Performance Stock Unit Award Agreement under the Amended and Restated Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 19, 2025).

19.1	Darden Restaurants, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K for fiscal year ended May 25, 2025).

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Darden Restaurants, Inc. Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K for fiscal year ended May 25, 2025).

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.