Form 10-Q
period 2026-08-30
DARDEN RESTAURANTS INC
filed 2026-10-02
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of September 21, 2026: 113,143,224.

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “focus,” “anticipate,” “continue,” “could,” “estimate,” “project,” “believe,” “plan,” “outlook,” “seek,” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. The most significant of these uncertainties are described in Darden’s Form 10-K, Form 10-Q (including this report), and Form 8-K reports.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	August 30, 2026	August 24, 2025
Sales	$3,200.3	$3,044.7
Costs and expenses:
Food and beverage	984.9	929.1
Restaurant labor	1,028.9	988.0
Restaurant expenses	530.5	504.2
Marketing expenses	53.1	49.1
Pre-opening costs	8.5	5.9
General and administrative expenses	134.8	136.1
Depreciation and amortization	144.2	135.1
Impairments and (gain) loss on disposal of assets, net	(3.9)	(42.0)
Total operating costs and expenses	$2,881.0	$2,705.5
Operating income	319.3	339.2
Interest, net	50.3	45.4
Earnings before income taxes	269.0	293.8
Income tax expense	34.7	35.9
Earnings from continuing operations	$234.3	$257.9
Losses from discontinued operations, net of tax benefit of $0.3 and $0.4, respectively	(0.9)	(0.1)
Net earnings	$233.4	$257.8
Basic net earnings per share:
Earnings from continuing operations	$2.06	$2.21
Losses from discontinued operations	(0.01)	—
Net earnings	$2.05	$2.21
Diluted net earnings per share:
Earnings from continuing operations	$2.05	$2.19
Losses from discontinued operations	(0.01)	—
Net earnings	$2.04	$2.19
Average number of common shares outstanding:
Basic	113.6	116.7
Diluted	114.4	117.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended
	August 30, 2026	August 24, 2025
Net earnings	$233.4	$257.8

Foreign currency adjustment	—	(4.6)
Change in fair value of derivatives and amortization of unrecognized gains (losses) on derivatives, net of taxes of $(0.1) and $0.0, respectively	0.7	(1.3)
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial gain (loss), net of taxes of $0.0 and $0.0, respectively, related to pension and other post-employment benefits	0.1	0.1
Other comprehensive income (loss)	$0.8	$(5.8)
Total comprehensive income	$234.2	$252.0
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	August 30, 2026	May 31, 2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$220.5	$219.5
Receivables, net	118.0	129.9
Inventories	321.0	326.3
Prepaid income taxes	146.3	139.8
Prepaid expenses and other current assets	147.3	127.4
Total current assets	$953.1	$942.9
Land, buildings, and equipment, net of accumulated depreciation and amortization of $4,550.7 and $4,466.8, respectively	5,122.2	5,048.6
Operating lease right-of-use assets	3,713.8	3,433.1
Goodwill	1,658.2	1,658.2
Trademarks	1,346.4	1,346.4
Other assets	432.9	433.2
Total assets	$13,226.6	$12,862.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$470.0	$427.7
Short-term debt and current portion of long-term debt	979.7	693.6
Accrued payroll and employee benefits	596.6	648.1
Accrued taxes	95.9	87.0
Unearned revenues	571.5	606.0
Other current liabilities	485.3	543.0
Total current liabilities	$3,199.0	$3,005.4
Long-term debt	1,636.1	1,637.7
Deferred income taxes	367.6	343.6
Operating lease liabilities - non-current	4,009.7	3,722.3
Other liabilities	1,945.8	1,945.9
Total liabilities	$11,158.2	$10,654.9
Stockholders’ equity:
Common stock and surplus	$2,307.5	$2,296.3
Retained earnings (deficit)	(259.5)	(108.4)
Accumulated other comprehensive income	20.4	19.6
Total stockholders’ equity	$2,068.4	$2,207.5
Total liabilities and stockholders’ equity	$13,226.6	$12,862.4

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended August 30, 2026 and August 24, 2025
(In millions)
(Unaudited)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at May 31, 2026	114.1	$2,296.3	$(108.4)	$19.6	$2,207.5
Net earnings	—	—	233.4	—	233.4
Other comprehensive income	—	—	—	0.8	0.8
Dividends declared ($1.62 per share)	—	—	(185.6)	—	(185.6)
Stock option exercises	0.1	16.6	—	—	16.6
Stock-based compensation	—	14.6	—	—	14.6
Repurchases of common stock, inclusive of applicable excise taxes	(1.1)	(23.4)	(198.9)	—	(222.3)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.2	3.4	—	—	3.4
Balance at August 30, 2026	113.3	$2,307.5	$(259.5)	$20.4	$2,068.4

Balance at May 25, 2025	117.0	$2,295.6	$(16.1)	$31.8	$2,311.3
Net earnings	—	—	257.8	—	257.8
Other comprehensive income (loss)	—	—	—	(5.8)	(5.8)
Dividends declared ($1.50 per share)	—	—	(176.6)	—	(176.6)
Stock option exercises	0.1	5.5	—	—	5.5
Stock-based compensation	—	14.1	—	—	14.1
Repurchases of common stock, inclusive of applicable excise taxes	(0.9)	(18.3)	(165.7)	—	(184.0)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.2	3.3	—	—	3.3
Balance at August 24, 2025	116.4	$2,300.2	$(100.6)	$26.0	$2,225.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	August 30, 2026	August 24, 2025
Cash flows—operating activities
Net earnings	$233.4	$257.8
Losses from discontinued operations, net of tax	0.9	0.1
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	144.2	135.1
Impairments and (gain) loss on disposal of assets, net	(3.9)	(42.0)
Stock-based compensation expense	26.6	25.0
Change in current assets and liabilities	(138.6)	(79.2)
Deferred income taxes	23.5	53.9
Change in other assets and liabilities	(3.9)	8.5
Unrealized change in trust-owned life insurance value	(3.2)	(16.7)
Net cash provided by operating activities of continuing operations	$279.0	$342.5
Cash flows—investing activities
Purchases of land, buildings, and equipment	(175.3)	(174.1)
Proceeds from disposal of land, buildings, and equipment	8.8	20.3
Purchases of capitalized software and other assets and other, net	(4.8)	(5.5)
Net cash used in investing activities of continuing operations	$(171.3)	$(159.3)
Cash flows—financing activities
Proceeds from issuance of common stock	20.0	8.8
Dividends paid	(184.2)	(175.1)
Repurchases of common stock, inclusive of excise taxes paid	(220.8)	(182.7)
Proceeds from (repayments of) short-term debt, net	285.9	142.0
Principal payments on finance leases, net	(5.3)	(5.2)
Net cash used in financing activities of continuing operations	$(104.4)	$(212.2)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(2.3)	—
Net cash used in discontinued operations	$(2.3)	$—

Increase (decrease) in cash, cash equivalents, and restricted cash	1.0	(29.0)
Cash, cash equivalents, and restricted cash - beginning of period	227.6	254.5
Cash, cash equivalents, and restricted cash - end of period	$228.6	$225.5

Reconciliation of cash, cash equivalents, and restricted cash:	August 30, 2026	August 24, 2025
Cash and cash equivalents	$220.5	$211.0
Restricted cash included in prepaid expenses and other current assets	8.1	14.5
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$228.6	$225.5

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended
	August 30, 2026	August 24, 2025
Cash flows from changes in current assets and liabilities
Receivables, net	$11.9	$20.2
Inventories	5.3	2.0
Prepaid expenses and other current assets	(19.9)	(9.4)
Accounts payable	24.4	20.1
Accrued payroll and employee benefits	(51.8)	(27.5)
Prepaid income taxes	(6.5)	(22.5)
Accrued taxes	8.8	10.0
Unearned revenues	(34.5)	(36.6)
Other current liabilities	(76.3)	(35.5)
Change in current assets and liabilities	$(138.6)	$(79.2)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (“we,” “our,” “Darden,” or the “Company”) owns and operates full-service dining restaurants in the United States under the trade names Olive Garden®, LongHorn Steakhouse®, Yard House®, Ruth’s Chris Steak House® (“Ruth’s Chris”), Cheddar’s Scratch Kitchen®, The Capital Grille®, Chuy’s®, Seasons 52®, Eddie V’s Prime Seafood® (“Eddie V’s”), Bahama Breeze®, and The Capital Burger®. As of August 30, 2026, through subsidiaries, we own and operate all of our restaurants in the United States, except for four restaurants operating under contractual agreements, one restaurant that we jointly own with a third party and operate independently, and 88 franchised restaurants. We also have 86 international franchised restaurants in operation located in Canada, Latin America, the Caribbean, Asia, Europe, and the Middle East.
We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53-week fiscal year which ends on the last Sunday in May. Our fiscal year ending May 30, 2027, will contain 52 weeks of operation. Fiscal 2026 ended May 31, 2026 and consisted of 53 weeks. Operating results for interim periods presented are not necessarily indicative of results that may be expected for the full fiscal year.
These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026. We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and costs and expenses during the reporting period. Actual results could differ from those estimates.
We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. Specifically, during fiscal 2027, we reclassified $412 million from Other current liabilities to Accrued payroll and employee benefits on our May 31, 2026 consolidated balance sheet to enhance transparency and disaggregation. This reclassification had no effect on total current liabilities, total liabilities, shareholders equity, net income, earnings per share, or cash flows.
On our June 2025 earnings call, we announced the decision to explore strategic alternatives for the Bahama Breeze brand, which, at that time, included 28 company‑owned restaurants and one franchised restaurant. As part of this review, we evaluated a potential sale of the brand as well as the conversion of certain restaurants to other Darden brands. On February 3, 2026, we announced the completion of this process and our decision to permanently close approximately half of the Bahama Breeze restaurants, which we completed on or about April 5, 2026, and our expectation to convert the remaining Bahama Breeze restaurants to other Darden brands over the next 12–18 months. During the third and fourth quarters of fiscal 2026, we impaired the assets related to the 14 Bahama Breeze restaurants that were permanently closed. As of the end of the first quarter of fiscal 2027, we have completed two conversions of Bahama Breeze restaurants to other Darden brands.
Recently Issued Accounting Standards Adopted
As of May 31, 2026, we adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures related to rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. We adopted this guidance retrospectively for all reporting periods presented as of May 31, 2026. The adoption of ASU 2023-09 did not impact the Company’s results of operations, cash flow, or financial condition.
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires detailed disclosure amounts for purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion and amortization as part of oil and gas producing activities in each relevant expense caption on the income statement. The ASU requires companies to include amounts already required by GAAP in the same disclosure, provide a qualitative description of remaining amounts not separately disaggregated, and disclose the total selling expenses along with the definition of selling expenses in annual reports. The amendment is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendment should be applied

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures. We plan to adopt the amendment in fiscal 2028.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software Costs (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes outdated guidance for internal-use software costs to reflect current development practices, including agile and iterative methods, replacing the previous waterfall-based model. The amendment eliminates the requirement to classify costs by development stages (preliminary, application development, and post-implementation) and introduces a principles-based threshold for capitalization. Under the new guidance, capitalization begins when management authorizes and commits funding for the project and it is probable the project will be completed and the software will perform its intended function (probable-to-complete threshold). Management is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures. We plan to adopt the amendment in fiscal 2028.
Note 2. Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets were comprised of the following:

(in millions)	August 30, 2026	May 31, 2026
Unearned revenues
Deferred gift card revenue	$598.4	$636.7
Deferred gift card discounts	(27.7)	(31.6)
Other	0.8	0.9
Total	$571.5	$606.0

Other liabilities
Deferred franchise fees - non-current	$11.1	$11.4
The following table presents a rollforward of deferred gift card revenue:

	Three Months Ended
(in millions)	August 30, 2026	August 24, 2025
Beginning balance	$636.7	$628.8
Sale of Olive Garden Canada Restaurant gift card balances	—	(0.4)
Activations	123.5	121.8
Redemptions and breakage	(161.8)	(161.9)
Ending balance	$598.4	$588.3

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Additional Financial Information
Supplemental Balance Sheet Information
The components of lease assets and liabilities on the consolidated balance sheet were as follows:

(in millions)	Balance Sheet Classification	August 30, 2026	May 31, 2026
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,713.8	$3,433.1
Finance lease right-of-use assets	Land, buildings, and equipment, net	1,404.1	1,395.9
Total lease assets, net		$5,117.9	$4,829.0

Operating lease liabilities - current	Other current liabilities	$204.3	$216.5
Finance lease liabilities - current	Other current liabilities	21.6	18.7
Operating lease liabilities - non-current	Operating lease liabilities - non-current	4,009.7	3,722.3
Finance lease liabilities - non-current	Other liabilities	1,738.7	1,721.7
Total lease liabilities		$5,974.3	$5,679.2
Supplemental Cash Flow Information

	Three Months Ended
(in millions)	August 30, 2026	August 24, 2025
Cash paid for interest and income taxes was as follows:
Interest, net of amounts capitalized	$38.5	$34.4
Income taxes, net of refunds	14.9	(2.7)
Non-cash investing and financing activities were as follows:
Land, building, and equipment accrued but unpaid	$71.5	$55.9
Right-of-use assets obtained in exchange for new operating lease liabilities	163.7	20.0
Right-of-use assets obtained in exchange for new finance lease liabilities	17.8	55.6
Net change in right-of-use assets mainly due to reclassification between categories upon modification	187.6	89.3

We had restricted cash of $8.1 million as of August 30, 2026 and May 31, 2026, which represents cash held as security for a standby letter of credit. Restricted cash is included in Prepaid expenses and other current assets on our consolidated balance sheet. See Note 12, Commitments and Contingencies, for further details regarding standby letters of credit.
Note 4. Income Taxes
The effective income tax rate for continuing operations for the three months ended August 30, 2026 was 12.9 percent compared to an effective income tax rate for the three months ended August 24, 2025 of 12.2 percent. The increase in the tax rate is primarily driven by mark-to-market impacts on hedges related to our deferred compensation programs.
Included in our remaining balance of unrecognized tax benefits is $1.3 million related to tax positions for which it is reasonably possible that the total amounts could change within the next 12 months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
Note 5. Net Earnings per Share
Outstanding stock options, restricted stock, and equity-settled performance stock units granted by us are the only dilutive securities reflected in diluted weighted average shares outstanding. These awards affect only the denominator, and not the numerator, of diluted net earnings per share computation. Stock options, restricted stock, and equity-settled performance stock units excluded from the calculation of diluted net earnings per share because their inclusion would have been anti-dilutive were as follows:

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
(in millions)	August 30, 2026	August 24, 2025
Anti-dilutive stock-based compensation awards	0.1	—
Note 6. Segment Information
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Yard House, Ruth’s Chris, Cheddar’s Scratch Kitchen, The Capital Grille, Chuy’s, Seasons 52, Eddie V’s, Bahama Breeze, and The Capital Burger in North America as operating segments. The brands operate principally in the U.S. within the full-service dining segment. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics, and sub-segment of full-service dining within which each brand operates. We have four reportable segments: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining, and (4) Other Business.
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
External sales are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments during the quarter ended August 30, 2026.
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
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 30, 2026
Sales	$1,329.8	$860.9	$304.2	$705.4	$—	$3,200.3
Food and beverage	317.0	363.0	97.7	207.2	—	984.9
Restaurant labor	470.2	223.5	94.6	240.6	—	1,028.9
Restaurant expenses	233.5	115.9	69.8	137.7	(26.4)	530.5
Marketing	38.3	3.9	2.5	8.4	—	53.1
Segment profit	$270.8	$154.6	$39.6	$111.5	$26.4	$602.9
Depreciation and amortization	$51.5	$26.4	$18.6	$31.4	$16.3	$144.2
Impairments and (gain) loss on disposal of assets, net	0.2	0.1	—	0.1	(4.3)	(3.9)
Pre-opening costs	0.9	1.6	0.9	3.4	1.7	8.5
Purchases of land, buildings, and equipment	55.4	48.8	13.4	51.1	6.6	175.3

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Olive Garden[1]	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 24, 2025
Sales	$1,301.1	$776.4	$286.5	$680.7	$—	$3,044.7
Food and beverage	309.9	328.6	92.5	198.1	—	929.1
Restaurant labor	464.1	204.3	88.5	231.1	—	988.0
Restaurant expenses	222.7	105.3	64.6	135.4	(23.8)	504.2
Marketing	36.8	3.3	2.2	6.8	—	49.1
Segment profit	$267.6	$134.9	$38.7	$109.3	$23.8	$574.3
Depreciation and amortization	$48.3	$22.7	$17.3	$31.3	$15.5	$135.1
Impairments and (gain) loss on disposal of assets, net	(42.0)	—	—	—	—	$(42.0)
Pre-opening costs	1.5	1.1	1.3	1.0	1.0	5.9
Purchases of land, buildings, and equipment	63.2	48.9	22.0	39.5	0.5	174.1
1 Segment results include sales from the Olive Garden Canada Restaurants sold on July 14, 2025.

(in millions)	August 30, 2026	May 31, 2026
Segment Assets
Olive Garden	$3,003.4	$2,922.8
LongHorn Steakhouse	2,310.3	2,244.0
Fine Dining	2,642.8	2,636.4
Other Business	3,849.0	3,811.7
Corporate	1,421.1	1,247.5
Consolidated	$13,226.6	$12,862.4

A reconciliation of segment profit to earnings from continuing operations before income taxes is below.

	Three Months Ended
(in millions)	August 30, 2026	August 24, 2025
Segment profit	$602.9	$574.3
Less pre-opening costs	(8.5)	(5.9)
Less general and administrative expenses	(134.8)	(136.1)
Less depreciation and amortization	(144.2)	(135.1)
Less impairments and (gain) loss on disposal of assets, net	3.9	42.0
Less interest, net	(50.3)	(45.4)
Earnings before income taxes	$269.0	$293.8

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Impairments and Disposal of Assets
Impairments and (gain) loss on disposal of assets, net, in our accompanying consolidated statements of earnings were comprised of the following:

	Three Months Ended
(in millions)	August 30, 2026	August 24, 2025
Disposal (gains) losses	(4.4)	(42.0)
Other	0.5	—
Impairments and (gain) loss on disposal of assets, net	$(3.9)	$(42.0)

Disposal (gains) losses for the three months ended August 30, 2026 were related to the sale of land and building assets at operating restaurants. Disposal (gains) losses for the three months ended August 24, 2025 were related to the sale of the assets of the Olive Garden Canada Restaurants and certain liabilities related thereto. Other impacts for the three months ended August 30, 2026 were related to discontinued use of certain software assets.
Note 8. Stockholders’ Equity

Accumulated Other Comprehensive Income

As of August 30, 2026, the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, are foreign currency translation adjustment ($0.1 million gain), unrealized gains (losses) on derivatives ($23.4 million gain), and benefit plan funding position ($3.1 million loss). As of August 24, 2025, the components of accumulated other comprehensive income (loss), net of tax, were unrealized gains (losses) on derivatives ($29.1 million gain), and benefit plan funding position ($3.1 million loss). Amounts reclassified from AOCI into net earnings in the three months ended August 30, 2026 and August 24, 2025 did not, individually or in the aggregate, have a material impact on the components of AOCI, net earnings, or individual line items in our consolidated statements of earnings.
Note 9. Stock-Based Compensation
We grant stock options for a fixed number of shares to certain employees with an exercise price equal to the fair value of the shares at the date of grant. We also grant restricted stock, restricted stock units, and performance stock units with a fair value generally determined based on our closing stock price on the date of grant. In addition, we grant cash-settled stock units (“Darden stock units”) which are classified as liabilities and are marked to market as of the end of each period.
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model for options granted during the periods presented were as follows:

	Three Months Ended
	August 30, 2026	August 24, 2025
Weighted-average fair value	$58.79	$72.10
Dividend yield	3.2%	2.9%
Expected volatility of stock	32.0%	41.3%
Risk-free interest rate	4.4%	4.0%
Expected option life (in years)	6.3	6.3
Weighted-average exercise price per share	$212.23	$208.51

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average grant date fair value of market-based performance stock units and the related assumptions used in the Monte Carlo simulations to record stock-based compensation for units granted during the periods presented were as follows:

	Three Months Ended
	August 30, 2026	August 24, 2025
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	25.8%	23.7%
Risk-free interest rate	4.2%	3.8%
Expected life (in years)	2.8	2.9
Weighted-average grant date fair value per unit	$287.42	$274.20
(1)Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the three months ended August 30, 2026.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	1.01	0.24	0.44	0.53
Awards granted	0.13	0.04	0.09	0.16
Awards granted performance impact	—	—	—	—
Awards exercised/vested	(0.12)	(0.04)	(0.15)	(0.16)
Awards forfeited	(0.01)	—	—	(0.01)
Outstanding end of period	1.01	0.24	0.38	0.52
We recognized expense from stock-based compensation as follows:

	Three Months Ended
(in millions)	August 30, 2026	August 24, 2025
Stock options	$2.3	$2.7
Restricted stock/restricted stock units	3.1	3.2
Equity-settled performance stock units	7.9	6.9
Cash-settled Darden stock units	12.0	10.9
Employee stock purchase plan	0.8	0.8
Director compensation program/other	0.5	0.5
Total stock-based compensation expense	$26.6	$25.0

Note 10. Derivative Instruments and Hedging Activities
We designate commodity contracts, equity forward contracts, and foreign exchange forward contracts as cash flow hedging instruments. During the three months ended August 30, 2026, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with Darden stock units and the non-qualified deferred compensation plan. The equity forward contracts associated with our recognized non-qualified deferred compensation plan were not designated as hedging instruments for accounting purposes. Changes in the fair value of these equity forward contracts are expected to offset changes in the fair value tied to our common stock investments in the non-qualified deferred compensation plan. The equity forward contracts associated with our unrecognized, unvested cash settled Darden stock units are designated as hedging instruments for accounting purposes.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On August 18, 2026, we settled our interest rate swap agreement previously designated as a fair value hedge for $38.6 million. The related cost basis adjustment balance will be amortized to interest expense over the remaining life of the associated senior notes.

		Fair Values
(in millions)	Notional Values	Assets (Liabilities) (1)
	August 30, 2026	August 30, 2026	May 31, 2026
Equity forwards
Designated (0.2 million shares)	$41.1	(2.1)	$1.1
Not designated (0.3 million shares)	52.8	(3.0)	3.1
Total equity forwards		$(5.1)	$4.2
Commodity contracts (Designated)	$10.7	$0.7	$—
Interest rate related (Designated)	—	—	(36.0)
Total derivative contracts		$(4.4)	$(31.8)
(1)Derivative assets and liabilities are included in receivables, net, and other current liabilities, as applicable, on our consolidated balance sheets.

The fair value of any derivative instruments, individually and in the aggregate, including equity forward, commodity, or interest rate contracts, did not have a material impact on our consolidated balance sheets. Designated and undesignated equity forwards extend through July 2030, and commodity contracts extend through May 2027.

For derivative instruments designated as cash flow hedges, the amounts of gains and losses recognized in AOCI and the amounts of gains and losses reclassified from AOCI into earnings for the three months ended August 30, 2026 and August 24, 2025 were not material, individually or in the aggregate, to AOCI, earnings, or the consolidated statements of earnings line items in which such amounts were recorded, including general and administrative expenses, food and beverage costs, restaurant expenses, interest, net and impairments and (gain) loss on disposal of assets, net. For derivative instruments designated as fair value hedges, the amounts of gains and losses recognized in earnings on the derivative instruments and the related hedged items for the three months ended August 30, 2026 and August 24, 2025 were not material, individually or in the aggregate, to earnings or the consolidated statements of earnings line items in which such amounts were recorded, including interest, net or the carrying amounts of the hedged assets and liabilities presented in our consolidated balance sheets. For derivative instruments not designated as hedging instruments, the amounts of gains and losses recognized in earnings for the three months ended August 30, 2026 and August 24, 2025 were not material, individually or in the aggregate, to earnings or to consolidated statements of earnings line items in which such amounts are recorded, including food and beverage costs, restaurant expenses, and general and administrative expenses.

For derivative instruments designated as cash flow hedges as of August 30, 2026, although the amounts ultimately realized in earnings will be dependent on the fair value of the contracts at their settlement dates, net gains expected to be reclassified from AOCI to earnings over the next 12 months, based on the maturity of equity forward and commodity contracts are not expected to be material to AOCI, earnings, or the consolidated statements of earnings line items in which such amounts are expected to be recorded, including general and administrative expenses, food and beverage costs, restaurant expenses, and interest, net.
Note 11. Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date under market conditions. Fair value measurements are categorized in three levels based on the types of significant inputs used, as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3	Unobservable inputs that cannot be corroborated by observable market data

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration or market-based interest rates.

Financial Instruments

The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of August 30, 2026 and May 31, 2026.

Items Measured at Fair Value at August 30, 2026
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps, & options	(1)	0.7	$—	$0.7	$—
Equity forwards	(2)	(5.1)	—	(5.1)	—
Total		$(4.4)	$—	$(4.4)	$—

Items Measured at Fair Value at May 31, 2026
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Equity forwards	(2)	4.2	—	4.2	—
Interest rate swaps	(3)	(36.0)	—	(36.0)	—
Total		$(31.8)	—	$(31.8)	—
(1)The fair value of our commodities futures, swaps, and options is based on closing market prices of commodity contracts, inclusive of the risk of nonperformance.
(2)The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
(3)The fair value of our interest rate swap agreements is based on current and expected market interest rates, inclusive of the risk of nonperformance.

The carrying value and fair value of long-term debt as of August 30, 2026, was $2.14 billion and $2.15 billion, respectively. The carrying value and fair value of long-term debt, including the amounts classified as current, as of May 31, 2026, was $2.14 billion and $2.17 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

Non-Financial Instruments

We review the carrying amounts of non-financial assets of goodwill and trademarks annually or when events or circumstances indicate that the fair value may not exceed the carrying amount. We review the carrying amounts of our other non-financial assets, primarily land, building, equipment, finance lease assets, operating lease assets, definite-lived intangible assets and transferable liquor licenses when events or circumstances indicate that the carrying amount may not be recoverable. We record an impairment charge for the excess of the carrying amount over the fair value. The fair values of land, buildings, equipment, finance lease assets, operating lease assets, and definite-lived intangible assets are determined utilizing Level 3 inputs, including appraisals, sales prices of comparable assets, and estimates of discounted future cash flows.The fair values of transferable liquor licenses are determined utilizing Level 2 inputs, including prices in the open market for licenses in the same or similar jurisdictions.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of August 30, 2026 and May 31, 2026, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.

As of August 30, 2026, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3, were not material. As of May 31, 2026, adjustments to the fair values of non-financial assets, specifically right-of-use assets, classified as Level 3, were determined to have a fair value of $39.7 million.

All impairment charges were included in Impairments and (gain) loss on disposal of assets, net in the Consolidated Statements of Earnings for the periods presented. Refer to Note 7 for more information.
Note 12. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of August 30, 2026 and May 31, 2026, we had $71.9 million of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 30, 2026 and May 31, 2026, we had $16.6 million and $16.7 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
As of August 30, 2026 and May 31, 2026, we had $80.4 million and $83.3 million, respectively, of guarantees associated with leased properties that have been assigned to third parties, primarily related to our disposition of Red Lobster in fiscal 2015 and the sale of the Olive Garden Canada Restaurants during the first quarter of fiscal 2026. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of August 30, 2026 and May 31, 2026, amounted to $62.7 million and $64.7 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent the agreements permit us to recapture the related leasehold interest. The liability recorded for our expected credit losses under these leases as of August 30, 2026 and May 31, 2026 was $10.4 million. These guarantees expire over their respective lease terms, which range from fiscal 2027 through fiscal 2035.
We are subject to private lawsuits, administrative proceedings, and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings, and claims may exist at any given time. These matters typically involve claims from guests, employees, and others related to operational issues common to the restaurant industry, and can also involve infringement of, or challenges to, our trademarks and copyrights or the trademarks and copyrights of others. While the resolution of a lawsuit, proceeding, or claim may have an impact on our financial results for the period in which it is resolved, we believe that the final disposition of the lawsuits, proceedings, and claims in which we are currently involved, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations, or liquidity.
Note 13. Subsequent Events
On September 23, 2026, the Board of Directors declared a cash dividend of $1.62 per share payable on November 2, 2026, to all shareholders of record as of the close of business on October 9, 2026.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis, which contains forward-looking statements, should be read in conjunction with the unaudited consolidated financial statements and the notes to such financial statements included elsewhere in this quarterly report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the fiscal year ended May 31, 2026 (“Form 10-K”). In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Item 1A. Risk Factors” section of the Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Forward-Looking Statements” included below in this Form 10-Q.
To facilitate the review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the three months ended August 30, 2026 and August 24, 2025, respectively.

	Three Months Ended
(in millions)	August 30, 2026	August 24, 2025	% Chg
Sales	$3,200.3	$3,044.7	5.1%
Costs and expenses:
Food and beverage	984.9	929.1	6.0
Restaurant labor	1,028.9	988.0	4.1
Restaurant expenses	530.5	504.2	5.2
Marketing expenses	53.1	49.1	8.1
Pre-opening costs	8.5	5.9	44.1
General and administrative expenses	134.8	136.1	(1.0)
Depreciation and amortization	144.2	135.1	6.7
Impairments and (gain) loss on disposal of assets, net	(3.9)	(42.0)	(90.7)
Total costs and expenses	$2,881.0	$2,705.5	6.5
Operating income	319.3	339.2	(5.9)
Interest, net	50.3	45.4	10.8
Earnings before income taxes	269.0	293.8	(8.4)
Income tax expense (1)	34.7	35.9	(3.3)
Earnings from continuing operations	$234.3	$257.9	(9.2)
Losses from discontinued operations, net of tax	(0.9)	(0.1)	NM
Net earnings	$233.4	$257.8	(9.5)%
Diluted net earnings per share:
Earnings from continuing operations	$2.05	$2.19	(6.4)%
Losses from discontinued operations	(0.01)	—	NM
Net earnings	$2.04	$2.19	(6.8)%

(1) Effective tax rate	12.9%	12.2%
NM- Percentage not considered meaningful.

The following table details the number of Company-owned restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2027, compared with the number of Company-owned restaurants open at the end of fiscal 2026 and at the end of the first quarter of fiscal 2026.

	August 30, 2026	May 31, 2026	August 24, 2025
Olive Garden	953	949	933
LongHorn Steakhouse	624	618	595
Cheddar’s Scratch Kitchen	187	184	182
Chuy’s	112	110	108
Yard House	95	93	89
Ruth’s Chris	83	83	82
The Capital Grille	75	74	73
Seasons 52	44	44	43
Eddie V’s	32	31	29
Bahama Breeze	10	13	28
The Capital Burger	3	3	3
Total	2,218	2,202	2,165

OVERVIEW OF OPERATIONS
Our business operates in the full-service dining segment of the restaurant industry. At August 30, 2026, through subsidiaries, we owned and operated 2,218 restaurants in the United States under the Olive Garden®, LongHorn Steakhouse®, Yard House®, Ruth’s Chris Steak House®, Cheddar’s Scratch Kitchen®, The Capital Grille®, Chuy’s®, Seasons 52®, Eddie V’s Prime Seafood®, Bahama Breeze®, and The Capital Burger® trademarks. We own and operate all of our restaurants in the United States, except for four restaurants operating under contractual agreements, one restaurant that we jointly own with a third party and operate independently, and 88 franchised restaurants. We also have 86 international franchised restaurants in operation located in Canada, Latin America, the Caribbean, Asia, Europe, and the Middle East.
On our June 2025 earnings call, we announced the decision to explore strategic alternatives for the Bahama Breeze brand, which, at that time, included 28 company-owned restaurants and one franchised restaurant. As part of this review, we evaluated a potential sale of the brand as well as the conversion of certain restaurants to other Darden brands. On February 3, 2026, we announced the completion of this process and our decision to permanently close approximately half of the Bahama Breeze restaurants, which we completed on or about April 5, 2026, and our expectation to convert the remaining Bahama Breeze restaurants to other Darden brands over the next 12–18 months. As of the end of Q1 fiscal 2027, we have completed two conversions of Bahama Breeze restaurants to other brands.
Financial Highlights - Consolidated
•Total sales increased 5.1 percent to $3.20 billion for the first three months of fiscal 2027 compared to $3.04 billion for the first three months of fiscal 2026, driven by 53 net new restaurants and a blended same-restaurant sales increase of 3.1 percent1.
•Our net earnings from continuing operations were $234.3 million for the first three months of fiscal 2027 compared to $257.9 million for the first three months of fiscal 2026.
•Reported diluted net earnings per share from continuing operations were $2.05 for the first three months of fiscal 2027, compared to $2.19 for the first three months of fiscal 2026.
Outlook
We expect fiscal 2027 sales from continuing operations to be $13.60 billion to $13.75 billion, driven by same-restaurant sales growth1 of 2.5 percent to 3.5 percent and sales from 75 to 80 new restaurant openings. In fiscal 2027, we expect our annual effective tax rate to be approximately 13.5 percent, and we expect capital expenditures incurred to build new restaurants, remodel, and maintain existing restaurants and technology initiatives to be approximately $875 million.

1 Annual same-restaurant sales is a 52-week metric and excludes the impact of Bahama Breeze as all locations are expected to be closed or converted to other brands by the fourth quarter of fiscal 2027.

SALES
The following table presents our sales by segment for the periods indicated.

	Three Months Ended
(in millions)	August 30, 2026	August 24, 2025	% Chg	Fiscal Calendar SRS (1)	Comparable Calendar SRS (2)
Olive Garden	$1,329.8	$1,301.1	2.2%	1.1%	1.0%
LongHorn Steakhouse	$860.9	$776.4	10.9%	6.2%	6.8%
Fine Dining	$304.2	$286.5	6.2%	1.6%	1.0%
Other Business	$705.4	$680.7	3.6%	3.8%	4.5%
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants that have been open, and operated by Darden, for at least 16 months. Additionally, results from Bahama Breeze are excluded as all restaurants are expected to be closed or converted to other brands (by the fourth quarter of fiscal 2027).
(2)Note: Because fiscal year 2026 contained 53 weeks and fiscal year 2027 contains 52 weeks, the fiscal year 2027 period from June 1, 2026 through August 30, 2026 does not align by calendar week with the corresponding fiscal year 2026 period from May 26, 2025 through August 24, 2025. Accordingly, in addition to the fiscal-period results, we are presenting supplemental results for a fiscal year 2026 comparison period of June 2, 2025 through August 31, 2025, which aligns with the same calendar weeks as the fiscal year 2027 period. This supplemental presentation shifts the fiscal year 2026 comparison period forward by one week and is intended to assist in comparing performance across periods with aligned calendar weeks. Comparable Calendar Consolidated Darden SRS are 3.2 percent.
Olive Garden’s sales increase for the first quarter of fiscal 2027 was primarily driven by same-restaurant sales increases, as well as revenue from new restaurants. The increase in U.S. same-restaurant sales for the first quarter of fiscal 2027 resulted from a 3.4 percent increase in average check, which includes a 0.5 percent increase in off-premise catering sales, offset by a 2.2 percent decrease in same-restaurant guest counts.
LongHorn Steakhouse’s sales increase for the first quarter of fiscal 2027 was primarily driven by same-restaurant sales increases, as well as revenue from new restaurants. The increase in same-restaurant sales for the first quarter of fiscal 2027 resulted from a 4.5 percent increase in average check combined with a 1.6 percent increase in same-restaurant guest counts.
Fine Dining’s sales increase for the first quarter of fiscal 2027 was primarily driven by revenue from new restaurants, as well as same-restaurant sales increases. The increase in same-restaurant sales for the first quarter of fiscal 2027 resulted from a 3.7 percent increase in average check, offset by a 2.0 percent decrease in same-restaurant guest counts.
Other Business’ sales increase for the first quarter of fiscal 2027 was primarily driven by same-restaurant sales increases. The increase in same-restaurant sales for the first quarter of fiscal 2027 resulted from a 5.7 percent increase in average check offset by a 1.8 percent decrease in same-restaurant guest counts.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the three months ended August 30, 2026 and August 24, 2025.

	Three Months Ended
	August 30, 2026	August 24, 2025
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	30.8	30.5
Restaurant labor	32.2	32.4
Restaurant expenses	16.6	16.6
Marketing expenses	1.7	1.6
Pre-opening costs	0.3	0.2
General and administrative expenses	4.2	4.5
Depreciation and amortization	4.5	4.4
Impairments and (gain) loss on disposal of assets, net	(0.1)	(1.4)
Total operating costs and expenses	90.0%	88.9%
Operating income	10.0	11.1
Interest, net	1.6	1.5
Earnings before income taxes	8.4	9.6
Income tax expense	1.1	1.2
Earnings from continuing operations	7.3%	8.5%
Three Months Ended August 30, 2026 Compared to Three Months Ended August 24, 2025

•Food and beverage costs increased as a percent of sales primarily due to a 1.0% impact from inflation and a 0.4% impact from brand mix, partially offset by a 1.1% impact from pricing leverage.
•Restaurant labor costs decreased as a percent of sales primarily due to a 1.2% impact from sales leverage and brand mix and a 0.1% impact from productivity, partially offset by a 1.0% impact from inflation.
•Restaurant expenses remained flat primarily due to a 0.5% impact from sales and pricing leverage, offset by a 0.5% impact from inflation.
•Marketing expenses increased as a percent of sales due to increased marketing and media activity.
•Pre-opening costs increased primarily due to an increase in new restaurant openings.
•General and administrative expenses decreased primarily due to one-time transaction costs driven by the integration of Chuy’s and closed restaurant costs incurred in fiscal 2026.
•Depreciation and amortization expenses increased as a percent of sales due to new restaurant openings.
•Impairments and (gain) loss on disposal of assets, net decreased as a percent of sales primarily due to the gain on the sale of the assets of the Olive Garden Canada Restaurants and certain liabilities related thereto in fiscal 2026.
INTEREST EXPENSE
Net interest expense increased as a percent of sales for the first three months of fiscal 2027, driven primarily by increased short-term borrowings.
INCOME TAXES
The effective income tax rate for continuing operations for the three months ended August 30, 2026 was 12.9 percent compared to an effective income tax rate for the three months ended August 24, 2025 of 12.2 percent. The increase in the tax rate is primarily driven by mark to market impacts on hedges related to our deferred compensation programs.

LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the first three months of fiscal 2027 were $0.9 million ($0.01 per diluted share) compared with losses from discontinued operations for the first three months of fiscal 2026 of $0.1 million ($0.00 per diluted share).
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Yard House, Ruth’s Chris, Cheddar’s Scratch Kitchen, The Capital Grille, Chuy’s, Seasons 52, Eddie V’s, Bahama Breeze and The Capital Burger, in the U.S. as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business (see Note 6 to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q).
Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated.

	Three Months Ended
Segment	August 30, 2026	August 24, 2025	Change
Olive Garden	20.4%	20.6%	(20) BPS
LongHorn Steakhouse	18.0%	17.4%	60 BPS
Fine Dining	13.0%	13.5%	(50) BPS
Other Business	15.8%	16.1%	(30) BPS
The decrease in Olive Garden’s segment profit margin for the first quarter of fiscal 2027 was driven primarily by higher restaurant expenses, partially offset by lower restaurant labor. The increase in LongHorn Steakhouse’s segment profit margin for the first quarter of fiscal 2027 was driven by lower food and beverage costs, restaurant labor, and restaurant expenses. The decrease in Fine Dining’s segment profit margin for the first quarter of fiscal 2027 was driven primarily by higher restaurant expenses and restaurant labor, partially offset by lower food and beverage costs. The decrease in Other Business’ segment profit margin for the first quarter of fiscal 2027 was driven primarily by higher food and beverage costs and restaurant labor, partially offset by lower restaurant expenses.
SEASONALITY
Our sales volumes have historically fluctuated seasonally. Our average sales per restaurant are highest in the spring and winter, followed by the fall and summer. Holidays, changes in the economy, severe weather, and the effects of other conditions may impact sales volumes seasonally in some operating regions. Due to the historical seasonality of our business and these other factors, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
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
On October 23, 2023, we entered into a $1.25 billion Revolving Credit Agreement (as amended, the “Revolving Credit Agreement”) with Bank of America, N.A. (“BOA”), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and, prior to the Amendment (as defined below), a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 30, 2026, we had no outstanding balances and were in compliance with all covenants under the Revolving Credit Agreement. As of August 30, 2026, $480.0 million of commercial paper was outstanding, which was supported by the Revolving Credit Agreement. After consideration of commercial paper and letters of credit backed by the Revolving Credit Agreement, as of August 30, 2026, we had $770 million of credit available under the Revolving Credit Agreement.
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
As of August 30, 2026, our outstanding long-term debt consisted principally of:
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
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 30, 2026, no such adjustments were made to this rate.
The $500.0 million of unsecured 3.850 percent senior notes due in May 2027 are classified as current on the August 30, 2026 balance sheet. We expect to satisfy this maturity through available liquidity, which may include cash on hand, operating cash flows, borrowings under our existing credit facility, commercial paper issuances, or refinancing transactions, depending on market conditions and other factors.
Through our shelf registration statement on file with the SEC, depending on conditions prevailing in the public capital markets, we may from time to time issue equity securities or unsecured debt securities in one or more series, which may consist of notes, debentures, or other evidences of indebtedness in one or more offerings.

From time to time, we or our affiliates may repurchase our outstanding debt in privately negotiated transactions, open-market transactions, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
From time to time, we enter into interest rate derivative instruments. See Note 10 to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q, which is incorporated by reference.
Net cash flows provided by operating activities from continuing operations decreased to $279.0 million for the first three months of fiscal 2027, from $342.5 million for the first three months of fiscal 2026. Net cash flows provided by operating activities include net earnings from continuing operations of $234.3 million and $257.9 million in the first three months of fiscal 2027 and 2026, respectively. Net cash flows provided by operating activities decreased in fiscal 2027 primarily due to changes in working capital.
Net cash flows used in investing activities from continuing operations were $171.3 million for the first three months of fiscal 2027, compared to $159.3 million for the first three months of fiscal 2026. Capital expenditures increased to $175.3 million for the first three months of fiscal 2027 from $174.1 million for the first three months of fiscal 2026, reflecting an increase in new restaurant construction and remodel spend during fiscal 2027. Additionally, the first three months of fiscal 2026 include a portion of the proceeds from the sale of the Olive Garden Canada Restaurants.
Net cash flows used in financing activities from continuing operations were $104.4 million for the first three months of fiscal 2027, compared to net cash used in financing activities of $212.2 million for the first three months of fiscal 2026. Net cash flows used in financing activities for the first three months of fiscal 2027 included borrowings of commercial paper of $285.9 million, net, offset by dividends paid of $184.2 million and share repurchases of $220.8 million. Net cash flows used in financing activities for the first three months of fiscal 2026 included borrowings of commercial paper of $142.0 million, dividends paid of $175.1 million and share repurchases of $182.7 million. Dividends declared by our Board of Directors totaled $1.62 and $1.50 per share for the first three months of fiscal 2027 and 2026, respectively.
We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash-generating capabilities, the potential issuance of equity or unsecured debt securities under our shelf registration statement, and short-term commercial paper or drawings under our Revolving Credit Agreement should be sufficient to finance our capital expenditures, debt maturities, and other operating activities through fiscal 2027.
On June 24, 2026, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1.5 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 25, 2026, does not have an expiration and replaced the prior share repurchase authorization. During the quarter ended August 30, 2026, we repurchased 1.1 million shares of our common stock compared to 0.9 million shares of our common stock during the quarter ended August 24, 2025.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures, or capital resources.
FINANCIAL CONDITION
Our current assets totaled $953.1 million as of August 30, 2026, compared to $942.9 million as of May 31, 2026. The increase was primarily due to an increase in prepaid expenses and other current assets, offset by a decrease in receivables, net.
Our current liabilities totaled $3.20 billion as of August 30, 2026, compared to $3.01 billion as of May 31, 2026. The increase was primarily driven by an increase in short-term debt.
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs, and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection, and disclosure of those estimates with the Audit Committee. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants and capital expenditures in fiscal 2027, projections for sales and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “focus,” “anticipate,” “continue,” “could,” “estimate,” “project,” “believe,” “plan,” “outlook,” “seek,” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2026 and in our Forms 10-Q (including this report), which are summarized as follows:
•A failure to address cost pressures, including rising costs for commodities, labor, health care, and utilities used by our restaurants, and a failure to effectively deliver cost management activities and achieve economies of scale in purchasing;
•Certain economic and business factors, and their impacts on the restaurant industry, and general macroeconomic factors including unemployment, energy prices, tariffs and interest rates;
•The inability to hire, train, reward, and retain restaurant team members and determine and maintain adequate staffing;
•A failure to recruit, develop, and retain effective leaders or the loss or shortage of personnel with key capacities and skills;
•Increases in labor and insurance costs;
•Health concerns arising from food-related pandemics, outbreaks of flu, viruses, or other diseases;
•Failure to maintain food safety throughout the supply chain and food-borne illness concerns;
•Insufficient guest or employee facing technology or a failure to maintain a continuous or secure cyber network;
•Increased costs related to compliance with privacy and data protection laws and government enforcement, litigation, or adverse publicity relating to potential failures thereof;
•Insufficient or ineffective response to legislation or government regulation may adversely impact our cost structure, operational efficiencies, and talent availability;
•Intense competition, or an insufficient strategy or focus on competition and the consumer landscape;
•Changes in consumer preferences that may adversely affect demand for food at our restaurants;
•An inability or failure to recognize, respond to, and effectively manage the accelerated impact of social media;
•A failure to identify and execute innovative marketing and guest relationship tactics, ineffective or improper use of other marketing initiatives, and increased advertising and marketing costs;
•Impacts of climate change, adverse weather conditions, and natural disasters;
•The inability to cancel long-term, non-cancelable leases that we may want to cancel or the inability to renew the leases that we may want to extend at the end of their terms;
•Our inability or failure to execute a comprehensive business continuity plan following a major natural disaster, such as a hurricane or manmade disaster;
•The impact of shortages, delays, or interruptions in the delivery of food and other products from third-party vendors and suppliers;
•Our failure to drive both short-term and long-term profitable sales growth through brand relevance, operating excellence, opening new restaurants of existing brands, and developing or acquiring new dining brands;
•A lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;
•Higher-than-anticipated costs or delays to open, close, relocate, or remodel restaurants;
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
•Environmental, social, and governance risk, including disclosure expectations and the impact of third-party ratings;
•Litigation, including allegations of illegal, unfair, or inconsistent employment practices;
•Unfavorable publicity, or a failure to respond effectively to adverse publicity;
•Disruptions in the financial and credit markets that may impact consumer spending patterns and affect the availability and cost of credit;
•Impairment of the carrying value of our goodwill or other intangible assets;
•Changes in tax laws or treaties and unanticipated tax liabilities; and
•A failure of our internal controls over financial reporting and future changes in accounting standards.
Any of the risks described above or elsewhere in this report or our other filings with the SEC could have a material impact on our business, financial condition, or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. Therefore, the above is not intended to be a complete discussion of all potential risks or uncertainties.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, compensation, and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange rate, equity forward, and commodity derivative instruments for other than trading purposes (see Note 10 to our unaudited consolidated financial statements in Part I, Item 1 of this report).
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 99 percent confidence level. As of August 30, 2026, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments, floating-rate, and fixed-rate debt interest rate exposures were approximately $55.5 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $92.0 million as of August 30, 2026. The fair value of our long-term fixed-rate debt outstanding as of August 30, 2026, averaged $2.16 billion, with a high of $2.18 billion and a low of $2.14 billion during the three months of fiscal 2027. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 30, 2026, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 30, 2026.
During the three months ended August 30, 2026, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 12 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2026.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the three months ended August 30, 2026.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
June 1, 2026 through July 5, 2026	363,824	$205.24	363,824	$1,481.7
July 6, 2026 through August 2, 2026	444,508	$199.12	444,508	$1,393.2
August 3, 2026 through August 30, 2026	266,727	$216.11	266,727	$1,335.6
Quarter-to-Date	1,075,059	$205.41	1,075,059	$1,335.6

(1)All of the shares purchased during the three months ended August 30, 2026, were purchased as part of our repurchase program. On June 24, 2026, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1.5 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 25, 2026, does not have an expiration and replaced the prior share repurchase authorization.
(2)The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered, or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.
(3)Repurchases are subject to prevailing market prices, may be made in open market or private transactions, may occur or be discontinued at any time, and remain subject to the discretion of our Board of Directors. There can be no assurance that we will repurchase any shares.
Item 5. Other Information
During the three months ended August 30, 2026, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

DARDEN RESTAURANTS, INC.

Dated:	October 2, 2026	By:	/s/ Rajesh Vennam
Rajesh Vennam
Senior Vice President, Chief Financial Officer
(Principal financial officer)